Form 10-Q
period 1996-03-31
SEVEN UP RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA INC
filed 1996-05-20
CIK 887353

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    -------

                                   FORM 10-Q

                                    -------

                               QUARTERLY REPORT
                         UNDER SECTION 13 OR 15(d) OF
                          THE SECURITIES ACT OF 1934


FOR QUARTER ENDED                                       COMMISSION FILE NUMBER
 MARCH 31, 1996                                                33-47718


                         SEVEN-UP/RC BOTTLING COMPANY
                                      OF
                           SOUTHERN CALIFORNIA, INC.
            (Exact name of registrant as specified in its charter)


             DELAWARE                                         95-4284699
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)


         3220 EAST 26TH STREET
          VERNON, CALIFORNIA                                     90023
(Address of principal executive offices)                       (Zip code)


                                (213) 268-7779
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days.    YES  X    NO    .
                                                      ---      ---


     At May 10, 1996 there were 1,000 shares of Common Stock outstanding. As of such date, none of the outstanding shares of Common Stock was held by persons other than affiliates and employees of the registrant, and there was no public market for the Common Stock.

================================================================================

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                                     INDEX


                                                                        PAGE
                                                                       ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Consolidated balance sheets as of March 31, 1996
              and December 31, 1995                                       2

           Unaudited Consolidated statements of operations for the
              three months ended March 31, 1996 and 1995                  3

           Unaudited Consolidated statements of cash flows for the
              three months ended March 31, 1996 and 1995                  4

           Unaudited Consolidated statements of stockholder's
              equity (deficit) as of December 31, 1995 and
              March 31, 1996                                              5

           Notes to consolidated financial statements (unaudited)         6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                             13

Item 3.    Defaults Upon Senior Securities                               13

Item 5.    Other Information                                             13

Item 6.    Exhibits and Reports on Form 8-K                              13


SIGNATURES                                                               14

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.
                             Debtor-In-Possession
                     Unaudited Consolidated Balance Sheets
                         (Dollar amounts in thousands)

                                    ASSETS
                                                                     March 31,     December 31,
                                                                       1996            1995
                                                                     ---------     ------------
Current assets:
  Cash                                                               $   5,043       $   5,949
  Accounts receivable:
    Trade, net                                                          37,144          42,261
    Other                                                                8,112           9,450

  Inventories:
    Finished goods                                                      20,000          18,749
    Raw materials                                                        7,300           6,198

  Prepaids                                                               2,859           2,908
                                                                     ---------       ---------
      Total current assets                                              80,458          85,515
                                                                     ---------       ---------

Investment in joint venture                                              1,423           1,422
Property, plant and equipment, net                                      79,169          79,945
Other assets:
  Intangible and other assets                                           19,467          21,422
  Debt issuance costs                                                    3,531           3,829
                                                                     ---------       ---------
      Total assets                                                   $ 184,048       $ 192,133
                                                                     =========       =========

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                   $  30,169       $  29,141
  Accrued expenses                                                      37,469          34,371
  Current portion of long-term debt and capital lease obligations      184,191         189,954
                                                                     ---------       ---------
      Total current liabilities                                        251,829         253,466
                                                                     ---------       ---------

Long-term debt                                                               -               -

Stockholder's equity (deficit):
  Capital stock $0.01 par value; 1,000 shares authorized,
   issued and outstanding                                                    -               -
  Additional paid-in capital                                            42,557          42,557
  Retained deficit                                                    (110,338)       (103,890)
                                                                     ---------       ---------
      Total stockholder's equity (deficit)                             (67,781)        (61,333)
                                                                     ---------       ---------
      Total liabilities and stockholder's equity (deficit)           $ 184,048       $ 192,133
                                                                     =========       =========



   The accompanying notes are an integral part of these consolidated balance sheets.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.
                             Debtor-In-Possession
                Unaudited Consolidated Statements of Operations
                         (Dollar amounts in thousands)


                                                 Three months ended March 31,
                                                    1996              1995
                                                  --------          --------
Net sales                                         $74,005           $89,059
Cost of goods sold                                 59,922            71,343
                                                  -------           -------
  Gross profit                                     14,083            17,716


Administrative, marketing and general expenses     11,270            12,364
Depreciation and amortization                       4,225             4,495
Restructuring charges                               1,551                 -
                                                  -------           -------
Operating income                                   (2,963)              857

Interest expense                                    5,406             5,749
Other income, net                                  (1,921)              (64)
                                                  -------           -------
  Loss before provision for income taxes           (6,448)           (4,828)
Provision for income taxes                              -                 -
                                                  -------           -------
  Net loss                                        $(6,448)          $(4,828)
                                                  =======           =======



 The accompanying notes are an integral part of these consolidated statements.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.
                             Debtor-In-Possession
                Unaudited Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)

                                                                    Three months ended March 31,
                                                                       1996          1995
                                                                      -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(6,448)     $ (4,828)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                      4,732         4,944
     Equity in earnings of joint venture                                   (5)          (19)
     Gain on sales of fixed assets                                        (10)            -
     Provision for doubtful accounts                                      173           155
     Changes in assets and liabilities:
       Accounts receivable                                              6,282        11,438
       Inventories                                                     (2,353)        1,216
       Prepaids and other                                               1,004          (880)
       Accounts payable                                                 1,028        (2,578)
       Accrued expenses                                                 2,964       (11,161)
                                                                      -------      --------
         Net cash provided by (used in) operating activities            7,367        (1,713)
                                                                      -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                           (2,545)       (1,071)
  Proceeds from sales of property, plant and equipment                     35            12
                                                                      -------      --------
         Net cash provided by (used in) investing activities           (2,510)       (1,059)
                                                                      -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments of) revolving loans                        (5,325)          961
  Repayment of term loan                                                 (202)         (367)
  Repayments of capital leases                                           (236)         (178)
                                                                      -------      --------
         Net cash (used in) provided by financing activities           (5,763)          416
                                                                      -------      --------
NET DECREASE IN CASH                                                     (906)       (2,356)

CASH, beginning of period                                               5,949         6,982

CASH, end of period                                                   $ 5,043      $  4,626
                                                                      =======      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash interest paid                                                  $ 1,040      $  9,243
                                                                      =======      ========

 The accompanying notes are an integral part of these consolidated statements.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.
                             Debtor-In-Possession
      Unaudited Consolidated Statements of Stockholder's Equity (Deficit)
                  (Amounts in thousands, except share amounts)

                                   Capital Stock    Additional                     Total
                                 ----------------    Paid-in      Retained     Stockholder's
                                 Shares    Amount    Capital      Deficit     Equity (Deficit)
                                 ------    ------   ----------    --------    ---------------
Balance, December 31, 1995        1,000    $    -    $42,557     $(103,890)      $(61,333)
   Net loss                           -         -          -        (6,448)      $ (6,448)
                                  -----    ------    -------    ----------       --------

Balance, March 31, 1996           1,000    $    -    $42,557     $(110,338)      $(67,781)
                                  =====    ======    =======     =========       ========

 The accompanying notes are an integral part of these consolidated statements.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                             Debtor-In-Possession

                  Notes to Consolidated Financial Statements

                                  (Unaudited)


(1)  Presentation of Financial Information
     -------------------------------------

     The accompanying consolidated financial statements include the accounts of Seven-Up/RC Bottling Company of Southern California, Inc. ("Southern California") and Southern California's wholly-owned subsidiary, Seven-Up/RC Bottling Company of Puerto Rico, Inc. ("Puerto Rico"). Except as otherwise indicated, Southern California and Puerto Rico are referred to collectively as the "Company."

     During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results.

     In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, cash flows, and stockholder's equity of the Company for interim periods.

     Certain reclassifications have been made to the 1995 financial statements to conform in the 1996 presentation.

     As discussed below, Southern California filed for relief under Chapter 11 of the Bankruptcy Code on May 13, 1996. In future periods the Company's financial statements will be presented using the requirements of Statement of Position 90-7.

(2)  Bankruptcy Filings
     ------------------

     As a result of severe liquidity problems, on July 31, 1995, Southern California suspended payments of interest on its $140,000,000 11.5% Senior Secured Notes due 1999 (the "Senior Secured Notes"). At the end of the second quarter of 1995 through the first quarter of 1996, Southern California was in violation of certain of its revolving credit facility covenants, including tangible net-worth, interest coverage and fixed charge coverage. At the request of Southern California, the revolving credit lender executed forbearance agreements extending through May 15, 1996.

     On November 9, 1995, prior to the date covered by this report, Southern California announced that it had reached an agreement in principle on the terms of a restructuring of the Senior Secured Notes with an unofficial committee (the "Committee") of holders of such notes. The agreement contemplated, among other things, (i) the exchange of the Senior Secured Notes for approximately 98% of the equity of Southern California, and (ii) the sale of Puerto Rico and the payment to the holders of the Senior Secured Notes of the net proceeds from such sale.

     On May 13, 1996, subsequent to the date covered by this report, Southern California and its holding company parent, Beverage Group Acquisition Corporation ("BGAC"), filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code to implement the terms of the restructuring agreement with the Committee. The Chapter 11 cases are pending before the U.S. Bankruptcy Court for the District of Delaware. Southern California and BGAC continue to operate the business as debtors-in-possession.

     On May 13, 1996, the Bankruptcy Court entered an order (the "Trade Order") authorizing Southern California to, among other things, make payments to its trade suppliers on account of pre-bankruptcy claims provided that such suppliers continue to provide goods to Southern California on the same credit terms as were in effect on the day before Southern California announced the suspension of interest payments on the Senior Secured Notes.

     Consummation of the plan of reorganization is conditioned upon, among other things, completion of the sale of Puerto Rico and the execution of a revolving credit facility to provide working capital to Southern California after consummation of the plan of reorganization. There can be no assurance, however, that the sale of Puerto Rico will not be delayed or challenged or that the credit facility will be executed. Accordingly, there can be no assurance that such plan or the restructuring will be consummated.

     The bankruptcy filings, although they were made in connection with a pre-negotiated plan of reorganization, could adversely affect Southern California's relationships with its trade creditors, franchisors, employees and customers, although in light of the Trade Order and other relief granted by the Bankruptcy Court on May 13, 1996, the filings are not expected to have an adverse effect on such relationships. If such relationships are adversely affected, Southern California's operations could be materially affected.

     The accompanying financial statements have not been adjusted to reflect the impact of the proposed plan of reorganization. However, because the indenture trustee and, subject to the satisfaction of certain conditions, the holders of the Senior Secured Notes, had the right prior to the filing of the bankruptcy petitions to accelerate the Notes, the Notes are reflected as a current liability.

(3)  Restructuring Charges
     ---------------------

     During the first quarter of 1996, Southern California recorded restructuring charges of $1,551,000 related to negotiations of the potential restructuring of Southern California's obligations under the Senior Secured Notes. Since the second quarter of 1995, restructuring charges include approximately $4,000,000 of professional fees and expenses, $906,000 of charges in connection with severance costs associated with a work force reduction and $1,660,000 of costs related to certain equipment and real estate lease terminations. See "Management's Discussion and Analysis."

(4)  Long-Term Debt
     --------------

     Components of the current portion of long-term debt at March 31, 1996, and December 31, 1995, were (in thousands):

                                    March 31,          December 31,
                                      1996                 1995
                                   -----------         ------------
     Revolving loans               $   32,522          $   37,847
     Senior Secured Notes             140,000             140,000
     Term loans                         3,995               4,197
     Capital lease obligations          7,674               7,910
                                   -----------         ------------
     Total                         $  184,191          $  189,954
                                   ===========         ============

(5)  Recent Accounting Pronouncement
     -------------------------------

     In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). The impact of the adoption of SFAS 121 was not material to the Company's financial position or results of operations. The projected use of the Company's long-lived assets is subject to change in the future, depending upon the outcome of the Company's restructuring. The effect of any change to the projected use of the Company's long-lived assets could impact the Company's financial position or results of operations in the future.

(6)  Subsequent Event - Sale of Puerto Rico Operations
     -------------------------------------------------

     On May 3, 1996, Southern California entered into a definitive agreement to sell the stock of Puerto Rico. See "Restructuring Charges and Bankruptcy Petitions." At March 31, 1996, Puerto Rico's current assets were $26,108,000, current liabilities were $11,386,000, long-term assets were $22,990,000 and long-term liabilities were $24,838,000. For the three month periods ending March 31, 1996 and 1995, Puerto Rico had net sales of $16,857,000 and $16,545,000, gross profits of $13,565,000 and $13,284,000, operating income of $491,000 and $739,000, and net loss of $640,000 and $494,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On May 13, 1996, subsequent to the period covered by this report, Southern California and its holding company parent, BGAC, filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code as a result of the events described below. See "Bankruptcy Petitions." Southern California and BGAC continue to operate the Company's business as debtors-in-possession.

     The Company's primary measurement of unit volume is DSD cases. Case sales are defined as physical cases of beverages sold, including both ready-to-serve premix and postmix fountain products that are sold in bulk (tanks or boxes). Avalon and Liquitrend are not combined in the Company's physical case sales, but are included in net sales, cost of goods sold, and operating income. Liquitrend's net sales fluctuate from year to year and generate gross margins that are less than gross margins for DSD sales.

RESULTS OF OPERATIONS (UNAUDITED)

COMPARISON OF THE COMPANY'S THREE MONTHS ENDED MARCH 31, 1996, WITH THE THREE MONTHS ENDED MARCH 31, 1995.

     Consolidated net sales decreased to $74,005,000 for the three months ending March 31, 1996, from $89,059,000 for the three months ending March 31, 1995, or 16.9%. This decrease was due to a net sales decrease of $15,366,000 at Southern California that was partially offset by a $312,000 net sales increase at Puerto Rico. Southern California's performance was negatively impacted by reduced DSD case volume, reduced hot-fill contract packing sales and reduced sales of private label products.

     Net sales of Southern California's DSD product line decreased to $48,778,000 for the three months ended March 31, 1996, from $52,570,000 for the comparable period in 1995, or 7.2%. This decrease was primarily due to the termination in November 1995, of a temporary distribution agreement which allowed Southern California to deliver Snapple products in a portion of Southern California. Excluding the impact of the termination of the temporary distribution agreement, Southern California's net sales were unchanged from the same period in 1995. Net sales at Puerto Rico increased to $16,857,000 for the first three months of 1996 from $16,545,000 for the comparable 1995 period, or 1.9%.

     Liquitrend's net sales decreased to $6,846,000 during the first quarter of 1996 from $13,397,000 during the first quarter of 1995, or 48.9%. As previously announced, Liquitrend's hot-filled production capacity has been downsized and sales on a comparative basis going forward reflect this decision.

     Avalon's net sales decreased to $1,524,000 for the three months ending March 31, 1996, from $6,547,000 for the comparable 1995 three month period, or 76.7%. This decrease reflects Southern California's decision to discontinue sales of value-priced products through this division. First quarter 1996 Avalon sales represent the sell-off of product on hand at 1995 year end.

     Cost of goods sold decreased to $59,922,000 for the three months ending March 31, 1996, from $71,343,000 for the comparable three month period in 1995, or 16.0%. This decrease was primarily the result of reduced variable costs associated with the net sales decrease and reduced fixed costs, such as warehouse expense and labor costs, which were eliminated in the 1995 third quarter restructuring.

     Administrative, marketing and general expenses decreased to $11,270,000 for the three months ending March 31, 1996, from $12,364,000 for the comparable 1995 period, or 8.8%. This decrease was primarily the result of Southern California's permanent work force reduction in September 1995.

     Interest expense decreased to $5,406,000 during the first quarter of 1996 from $5,749,000 during the comparable 1995 period, or 6.0%, primarily the result of lower short-term interest rates in the first quarter of 1996 as compared to the first quarter of 1995.

     For the reasons set forth above, the Company's net loss increased to $6,448,000 during the first quarter as of 1996 compared to $4,828,000 in the first quarter of 1995, or 33.6%.

BANKRUPTCY PETITIONS

     As a result of severe liquidity problems, on July 31, 1995, Southern California suspended payment of interest on its $140,000,000 11.5% Senior Secured Notes due 1999 (the "Senior Secured Notes"). Southern California entered into negotiations with financial and legal advisors of an unofficial committee of the holders of the Senior Secured Notes (the "Committee") and announced on November 9, 1995 that it reached an agreement in principle with the Committee.

     At the end of the second quarter of 1995 through the first quarter of 1996, Southern California was also in violation of certain of its revolving credit facility covenants, including tangible net-worth, interest coverage and fixed charge coverage. At the request of Southern California, the revolving credit lender executed forbearance agreements extending through May 15, 1996.

     On May 13, 1996, subsequent to the date covered by this report, Southern California and BGAC filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Delaware. Following commencement of the Chapter 11 cases, all actions and proceedings against Southern California and BGAC and all acts to obtain any property of the bankruptcy estate were automatically stayed under section 362 of the Bankruptcy Code. Southern California and BGAC continue to operate the business as debtors-in-possession.

     Under the terms of the proposed plan of reorganization, consistent with the agreement in principle reached with the Committee, the holders of the Senior Secured Notes will exchange their Notes for approximately 98% of the equity of Southern California and will receive the net proceeds from the sale of Puerto Rico.

     In the first quarter of 1996, in accordance with the agreement in principle with the Committee, Southern California initiated efforts to sell the stock of Puerto Rico. On May 3, 1996, subsequent to the date covered by this report, Southern California entered into a definitive agreement to sell the stock of Puerto Rico for approximately $74 million to an investor group led by Center Street Capital Partners, L.P. and certain members of the current Puerto Rico management. Consummation of the sale is subject to higher and better offers. It is expected that the net proceeds from the sale of Puerto Rico that will be distributed pursuant to the Plan to the holders of the Senior Secured Notes will be approximately $55 million. In 1995, Puerto Rico's operating profit was approximately $4,992,000 and its depreciation and amortization charges were approximately $5,027,000. During the first quarter of 1996, Puerto Rico's operating profit was approximately $493,000 and its depreciation and amortization charges were approximately $1,310,000.

     On May 13, 1996, the Bankruptcy Court entered an order (the "Trade Order") authorizing Southern California to, among other things, make payments to its trade suppliers on account of pre-bankruptcy claims provided that such suppliers continue to provide goods to Southern California on the same credit terms as were in effect on the day before Southern California announced the suspension of interest payments on the Senior Secured Notes.

     Southern California and BGAC intend to file their proposed
Joint Plan of Reorganization (the "Plan") (and accompanying Disclosure Statement) with the Bankruptcy Court on May 20, 1996. Southern California expects to file the Plan and accompanying Disclosure Statement as an exhibit to a Current Report on Form 8-K as soon as practicable. The Plan embodies the terms of the restructuring agreement and also provides that Southern California's trade suppliers will be paid in full upon consummation of the Plan (to the extent not previously paid pursuant to the terms of the Trade Order).

     The Bankruptcy Court has scheduled a hearing on June 19, 1996 to consider approval of the Disclosure Statement. Only after approval of the Disclosure Statement will the Plan be distributed to, among others, the holders of the Senior Secured Notes, for a vote. The Bankruptcy Court has also scheduled a hearing on June 19, 1996 to consider approval of the sale of Puerto Rico pursuant to the terms of the definitive agreement Southern California executed on May 3, 1996, or pursuant to higher and better offers (if any).

     Consummation of the Plan is conditioned upon, among other things, completion of the sale of Puerto Rico and the execution of a revolving credit facility to provide working capital to the Company after consummation of the Plan. There can be no assurance, however, that the sale of Puerto Rico will not be delayed or challenged or that the credit facility will be executed. Accordingly, even if the Plan is confirmed by the bankruptcy court, there can be no assurance that such plan or the restructuring will be consummated.

     The bankruptcy filings, although they are in connection with a consensual plan of reorganization, could adversely affect the Company's relationships with its trade creditors, franchisors, employees and customers, although in light of the Trade Order and other relief granted by the Bankruptcy Court on May 13, 1996, the filings are not expected to have an adverse effect on such relationships. If such relationships are adversely affected, the Company's operations could be materially affected.

RESTRUCTURING CHARGES

     As a result of restructuring negotiations and the Company's continuing efforts to reduce its costs and overhead structure, restructuring charges of approximately $6,566,000 have been charged to operations since the second quarter of 1995. Because this restructuring effort is continuing, total expenditures cannot be determined. This restructuring charge includes approximately $4,000,000 of professional fees and expenses, $906,000 of charges in connection with severance costs associated with a work force reduction and $1,660,000 of costs related to certain equipment and real estate lease terminations.

OTHER SUBSEQUENT EVENTS

     On April 3, 1996, Southern California reached an agreement with the lessor of its leased Carson facility whereby Southern California will vacate this lease by June 30, 1996, for approximately $300,000. Southern California intends to consolidate the distribution operation conducted in this leased facility into its owned Vernon facility.

     On May 7, 1996, Southern California reached an agreement with the equipment lessor of two hot-fill bottling lines located at the Vernon, California facility to terminate this lease as of June 30, 1996, for approximately $1,300,000.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1996, the Company's operating activities provided $7,367,000 in cash as compared to the three months ended March 31, 1995, when operating activities used $1,713,000 of cash. This change was primarily due to the suspension of interest payments on the Senior Secured Notes. The Company's working capital before the reclassification of long-term debt to current was $7,777,000 at March 31, 1996, as compared to $16,054,000 at December 31, 1995. Working capital is a negative $176,414,000 after long-term debt is reclassified to current.

     During the first three months of 1996, the Company used $2,545,000 for investing activities related to the purchase of property, plant and equipment as compared to $1,071,000 for the comparable period in 1995. This increase was primarily the result of a required water reclamation project at the Vernon, California production facility and costs incurred during the first quarter for a major management information system change in Southern California.

     During the first three months of 1996, the Company decreased its borrowings $5,325,000 under its revolving credit facilities. The Company's unused revolving credit facilities, net of Southern California's requirement mentioned below, were $3,754,000 at March 31, 1996.

     Upon filing the bankruptcy petitions, GE Capital agreed to make revolving credit advances and guarantee letter of credit obligations in the amount of $54,000,000 pursuant to a Debtor-In-Possession Credit Agreement dated as of May 13, 1996 (the "DIP Facility"). On May 13, 1996, the Bankruptcy Court authorized Southern California to use cash collateral and to borrow up to $4,100,000 under the DIP Facility on an emergency basis. Unless timely objections to the DIP Facility are filed, the Bankruptcy Court will approve the balance of the DIP Facility on or before May 28, 1996. All obligations under the DIP Facility are due and payable on the earliest to occur of, among other things, (i) 24 months from the closing date of the DIP Facility, (ii) the date of termination of the revolving credit commitments of Southern California under the DIP Facility,
(iii) the termination of Southern California's right to borrow under the DIP Facility upon the occurrence of an event of default thereunder (subject to a cure period) and (iv) the effective date of a plan of reorganization.

     Upon consummation of the Plan, Southern California intends to enter into a credit facility with GE Capital to provide working capital after consummation of the Plan (the "Post-Reorganization Facility"). The Post-Reorganization Facility would provide Southern California with $35 million in a revolving financing facility for general corporate purposes, including working capital and capital expenditures. Borrowings under this facility would, as they are under the current working capital facility, be secured by substantially all of Southern California's assets.

     As a result of the bankruptcy filings, Southern California believes that cash available under the DIP Facility, and, after consummation of the Plan, the Post-Reorganization Facility, together with cash provided by future operations, should enable it to continue to pay all creditors in the ordinary course of business other than the holders of the Senior Secured Notes.

RECENT ACCOUNTING PRONOUNCEMENT

     In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). The impact of the adoption of SFAS 121 was not material to the Company's financial position or results of operations. The projected use of the Company's long-lived assets is subject to change in the future, depending upon the outcome of the Company's restructuring. The effect of any change to the projected use of the Company's long-lived assets could impact the Company's financial position or results of operations in the future.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On May 13, 1996, after the period covered by this report, Southern California and BGAC filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Delaware. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Bankruptcy Petitions" contained in Item 2 of Part I of this Report, which is hereby incorporated by reference.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          For a description of certain defaults by Southern California under its Senior Secured Notes and its revolving credit facility, see Part II,
          Item 1, "Management's Discussion and Analysis and Results of
          Operation - Bankruptcy Petitions," which is hereby incorporated by reference.

ITEM 5.   OTHER INFORMATION

          On May 13, 1996, Southern California issued a press release announcing that it had filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court of the District of Delaware and that it had secured a $54 million debtor-in-possession financing commitment from GE Capital Corporation. The text of the press release is attached as Exhibit 99.1 to this report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               10.1 Stock Purchase and Sale Agreement among Seven-Up Acquisition Corporation, Southern California and Puerto Rico dated May 3, 1996

               10.2   Amended and Restated Management Agreement dated as of
                      May 8, 1996 among Southern California and Bart S. Bradkin

               27.1   Financial Data Schedule

               99.1   Press Release dated May 13, 1996

          (b)  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 20, 1996



                                            Seven-Up/RC Bottling Company of
                                            Southern California, Inc.
                                            Debtor-In-Possession


                                            /s/  David I. Brown
                                            ---------------------------------
                                            David I. Brown
                                            Chief Accounting Officer
                                            Treasurer
                                            (Duly authorized officer and
                                            Principal Financial Officer)