Form 10-Q
period 1996-06-30
SEVEN UP RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA INC
filed 1996-08-14
CIK 887353

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-Q
                           --------------------------

                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



      FOR QUARTER ENDED                       COMMISSION FILE NUMBER
        JUNE 30, 1996                                33-47718


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

  At August 9, 1996 there were 1,000 shares of Common Stock outstanding. As of such date, none of the outstanding shares of Common Stock was held by persons other than affiliates and employees of the registrant, and there was no public market for the Common Stock.

================================================================================

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                                     INDEX

                                                                  PAGE
                                                                  ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Unaudited consolidated balance sheets as of
                   June 30, 1996 and December 31, 1995              2

                  Unaudited consolidated statements of
                   operations for the six months ended
                   June 30, 1996 and 1995                           3

                  Unaudited consolidated statements of cash
                   flows for the six months ended
                   June 30, 1996 and 1995                           4

                  Unaudited consolidated statements of
                   stockholder's equity (deficit) as of
                   December 31, 1995 and June 30, 1996              5

                  Notes to consolidated financial statements
                   (unaudited)                                      6

Item 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations   10


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                14

Item 3.           Defaults Upon Senior Securities                  14

Item 6.           Exhibits and Reports on Form 8-K                 14

SIGNATURES                                                         15


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                     Unaudited Consolidated Balance Sheets
                         (Dollar amounts in thousands)

                                     ASSETS
                                                       June 30,      December 31,
                                                         1996            1995
                                                      -----------   ------------
Current assets:
  Cash                                                $   4,493     $    5,949
  Accounts receivable:
    Trade, net                                           42,144         42,261
    Other                                                 8,952          9,450
  Inventories:
    Finished goods                                       21,476         18,749
    Raw materials                                         8,027          6,198

  Prepaids                                                2,360          2,908
                                                      ---------     ----------
      Total current assets                               87,452         85,515
                                                      ---------     ----------

Investment in joint venture                               1,420          1,422
Property, plant and equipment, net                       73,842         79,945
Other assets:
  Intangible and other assets                            18,546         21,422
  Debt issuance costs                                     2,823          3,829
                                                      ---------     ----------
    Total assets                                      $ 184,083     $  192,133
                                                      =========     ==========

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Accounts payable:
    Pre-petition                                      $  25,909     $        -
    Post-petition                                        22,380         29,141
  Accrued expenses                                       50,769         34,371
  Current portion of long-term debt and capital
   lease obligations                                    160,465        189,954
                                                      ---------     ----------
      Total current liabilities                         259,523        253,466
                                                      ---------     ----------

Long-term debt                                                -              -

Stockholder's equity (deficit):
  Capital stock $0.01 par value; 1,000 shares
   authorized, issued and outstanding                         -              -
  Additional paid-in capital                             42,557         42,557
  Retained deficit                                     (117,997)      (103,890)
                                                      ---------     ----------
    Total stockholder's equity (deficit)                (75,440)       (61,333)
                                                      ---------     ----------
    Total liabilities and stockholder's equity
     (deficit)                                        $ 184,083     $  192,133
                                                      =========     ==========



             The accompanying notes are an integral part of these
                         consolidated balance sheets.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                Unaudited Consolidated Statements of Operations
                         (Dollar amounts in thousands)



                                       Three months ended        Six months ended
                                      June 30,    June 30,     June 30,    June 30,
                                        1996        1995         1996       1995
                                      --------    --------    --------    --------
Net sales                              $90,027    $111,379    $164,056    $200,438
Cost of goods sold                      72,972      96,131     132,914     168,344
                                       -------    --------    --------    --------
    Gross profit                        17,055      15,248      31,142      32,094
Administrative, marketing and
 general expenses                       12,173      13,607      23,443      25,101
Depreciation and amortization            4,561       4,493       8,787       8,988
Reorganization expense                   1,606          --       3,157          --
Restructuring charges                      547          --         547          --
                                       -------    --------    --------    --------
    Operating income (loss)             (1,832)     (2,852)     (4,792)     (1,995)
Interest expense                         5,247       5,758      10,655      11,507
Other (income) expense, net                 26         (72)     (1,895)       (136)
                                       -------    --------    --------    --------
    Loss before income taxes            (7,105)     (8,538)    (13,552)    (13,366)
Provision for income taxes                  45          --          45          --
                                       -------    --------    --------    --------
    Loss before extraordinary item      (7,150)     (8,538)    (13,597)    (13,366)
Extraordinary items                       (510)         --        (510)         --
                                       -------    --------    --------    --------
      Net loss                         $(7,660)   $ (8,538)   $(14,107)   $(13,366)
                                       =======    ========    ========    ========



 The accompanying notes are an integral part of these consolidated statements.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                Unaudited Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)

                                                                            Six months ended June 30,
                                                                               1996            1995
                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before extraordinary item                                        $ (13,597)      $ (13,366)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                             9,338           9,875
      Equity in earnings of joint venture                                          (5)            (47)
      Gain on sales of fixed assets                                                (3)             15
      Provision for doubtful accounts                                             709             345
      Changes in assets and liabilities:
        Accounts receivable                                                    (1,629)          3,616
        Inventories                                                            (4,556)         11,989
        Prepaids and other                                                      1,290          (1,382)
        Accounts payable                                                       30,043         (14,660)
        Accrued expenses                                                        6,903          (1,838)
                                                                            ---------       ---------
          Net cash provided by (used in) operating activities                  28,493          (5,453)
                                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property, plant and equipment                            130               4
  Restructuring charges                                                           547               -
  Additions to property, plant and equipment                                   (4,570)         (2,383)
                                                                            ---------       ---------
         Net cash used in investing activities                                 (3,893)         (2,379)
                                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment of) proceeds from old revolving loans                            (30,447)          7,510
  Proceeds from new debtor-in-possession facility                               8,576               -
  (Repayment of) proceeds from term loan                                       (3,620)            315
  Repayment of capital leases                                                    (565)           (209)
                                                                            ---------       ---------
         Net cash provided by (used in) financing activities                  (26,056)          7,614
                                                                            ---------       ---------
NET DECREASE IN CASH                                                           (1,456)           (218)

CASH, beginning of period                                                       5,949           6,982
                                                                            ---------       ---------
CASH, end of period                                                         $   4,493       $   6,764
                                                                            =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash interest paid                                                        $   1,918       $  10,580
                                                                            =========       =========
  Purchase of property, plant and equipment through issuance of
    capital lease obligation                                                $       0       $     555
                                                                            =========       =========


 The accompanying notes are an integral part of these consolidated statements.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

      Unaudited Consolidated Statements of Stockholder's Equity (Deficit)
                  (Amounts in thousands, except share amounts)

                              Capital Stock    Additional                  Total
                             ---------------    Paid-in    Retained    Stockholder's
                             Shares   Amount    Capital     Deficit   Equity (Deficit)
                             ------   ------   ----------  ---------  ----------------
Balance, December 31, 1995    1,000   $         $42,557    $(103,890)    $(61,333)
    Net loss                      -       -           -      (14,107)    $(14,107)
                              -----   -----     -------    ---------     --------

Balance, June 30, 1996        1,000   $   -     $42,557    $(117,997)    $(75,440)
                              =====   =====     =======    =========     ========



 The accompanying notes are an integral part of these consolidated statements.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


(1)  Presentation of Financial Information
     -------------------------------------

     The accompanying consolidated financial statements include the accounts of Seven-Up/RC Bottling Company of Southern California, Inc. ("Southern California") and Southern California's wholly-owned subsidiary, Seven-Up/RC Bottling Company of Puerto Rico, Inc. ("Puerto Rico"). Except as otherwise indicated, Southern California and Puerto Rico are referred to collectively as the "Company".

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

     On November 9, 1995, Southern California announced that it had reached an agreement in principle on the terms of a restructuring of the Senior Secured Notes with an unofficial committee (the "Committee") of holders of such notes. The agreement contemplated, among other things, (i) the exchange of the Senior Secured Notes for approximately 98% of the equity of Southern California, and (ii) the sale of Puerto Rico and the payment to the holders of the Senior Secured Notes of the net proceeds from such sale.

     On May 13, 1996, Southern California and its immediate holding company parent, Beverage Group Acquisition Company ("BGAC"), filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code to implement the terms of the restructuring agreement with the Committee. The Chapter 11 cases are pending before the U.S. Bankruptcy Court for the District of Delaware. As of June 30, 1996 Southern California and BGAC continued to operate the businesses as debtors-in-possession (See Subsequent Events).

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

     The accompanying financial statements have not been adjusted to reflect the impact of the Company's proposed plan of reorganization (See Subsequent Events). However, because the indenture trustee and, subject to the satisfaction of certain conditions, the holders of the Senior Secured Notes had the right prior to the filing of the bankruptcy petitions to accelerate the Notes, the Notes are reflected as a current liability.

(3)  Reorganization Expense
     ----------------------

     During the second quarter of 1996, the Company recorded reorganization expense of approximately $1,606,000 related to negotiations of the potential restructuring of Southern California's obligations under the Senior Secured Notes. Since the second quarter of 1995, reorganization expenses of approximately $5,643,000 have been recorded.

(4)  Restructuring Charges
     ---------------------

     During the second quarter of 1996, the Company recorded approximately $547,000 of restructuring charges related to the termination of a capital lease. Since the second quarter of 1995, the Company has recorded approximately $3,113,000 related to employee termination expenses and facility exit costs.

(5)  Long-Term Debt
     --------------

     Components of the current portion of long-term debt at June 30, 1996, and December 31, 1995, were (in thousands):

                                   June 30,   December 31,
                                     1996         1995
                                   --------   ------------
    Pre-petition revolving loans   $   7,400  $     37,847
    Post-petition revolving loans      8,576             -
    Senior Secured Notes             140,000       140,000
    Term loans                           578         4,197
    Capital lease obligations           3911         7,910
                                   ---------  ------------
    Total                          $ 160,465  $    189,954
                                   =========  ============

(6)  Recent Accounting Pronouncement
     -------------------------------

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

(7)  First Amended Joint Plan of Reorganization
     ------------------------------------------

     On June 19, 1996, Southern California's Disclosure Statement with respect to the First Amended Joint Plan of Reorganization (the "Plan") was approved by the bankruptcy court.

(8)  Extraordinary Loss
     ------------------

     As a result of the bankruptcy filing and the resulting debtor-in-possession working capital facility, Southern California wrote off $510,000 of debt issuance costs related to its old working capital facility.

(9)  Bankruptcy Impact on Cash Flows From Operating Activities
     ---------------------------------------------------------

     Cash flow provided by operating activities for the six months ending June 30, 1996, of approximately $29,040,000 was impacted by approximately $24,909,000 of pre-petition accounts payable, that are anticipated to be paid in full upon consummation of the Plan (See Subsequent Events). Additionally, accrued expenses were impacted by $6,708,000 of unpaid interest related to the Senior Secured Notes, which payment was suspended by Southern California on July 31, 1995.

(10) Subsequent Events
     -----------------
     Puerto Rico Sale
     ----------------

     On July 1, 1996, the sale of the stock of Puerto Rico, in accordance with the definitive agreement entered into by Southern California on May 3, 1996, was consummated for approximately $74 million. The net proceeds from the sale that are expected to be distributed pursuant to the Plan to holders of the Senior Secured Notes is $55 million.

     Puerto Rico balance sheet components (in thousands):

                                                   June 30,  December 31,
                                                     1996        1995
                                                   --------  ------------
    Current assets                                 $ 29,159   $  27,582
    Long-term assets                                 22,549      23,620
                                                   --------   ---------
       Total assets                                  51,708      51,202
                                                   ========   =========

    Current liabilities                              38,810      37,688
    Long-term debt                                        -           -
    Stockholders equity                              12,898      13,514
                                                   --------   ---------
       Total liabilities and stockholders' equity  $ 51,708   $  51,202
                                                   ========   =========

     Puerto Rico profit and loss comparison for the six months ending June 30, 1996 and 1995, (in thousands):

                                                    June 30,  June 30,
                                                      1996      1995
                                                    --------  --------
    Net sales                                       $ 37,935  $ 38,059
    Cost of goods                                     30,375    30,488
                                                    --------  --------
        Gross profit                                   7,560     7,571
    Administrative, marketing and general expense      3,170     3,060
    Depreciation and amortization                      2,603     2,202
    Reorganization expense                                79         -
    Restructuring charges                                  -         -
                                                    --------  --------
        Operating income                               1,708     2,309
    Interest expense                                   1,529     1,519
    Other expense, net                                   750       750
                                                    --------  --------
    Gain (loss) before income taxes                     (571)       40
    Provision for income taxes                            45         -
                                                    --------  --------
    Gain (loss) before extraordinary items              (616)       40
    Extraordinary items                                    -         -
                                                    --------  --------
        Net gain (loss)                             $   (616) $     40
                                                    ========  ========

Plan Confirmation and Consummation
- ----------------------------------

     On August 2, 1996, the Bankruptcy Court confirmed the Plan. It is anticipated the Plan will be consummated and that Southern California will emerge from Chapter 11, on or before August 15, 1996. Distributions to creditors on account of pre-petition claims should commence soon thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On May 13, 1996, Southern California and its immediate holding Company parent, BGAC, filed voluntary petitions for reorganization relief under Chapter
11 of the Bankruptcy Code as a result of the events described below.   See
"Bankruptcy Petitions." As of June 30, 1996 Southern California continued to operate its business as a debtor-in-possession (See Subsequent Events).

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

RESULTS OF OPERATIONS (UNAUDITED)

COMPARISON OF THE COMPANY'S THREE MONTHS ENDED JUNE 30, 1996, WITH THE THREE MONTHS ENDED JUNE 30, 1995.

     Consolidated net sales decreased to $90,027,000 for the three months ending June 30, 1996, from $111,379,000 for the three months ending June 30, 1995, or 19.2%. This net sales decrease was primarily due to a reduction in Southern California's operations, the result of reduced DSD case sales volume, reduced hot-fill contract packing revenue and the elimination of the value-priced product division, Avalon, which represented $7,797,000, or 36.5%, of the sales decrease for the three months ending June 30, 1996.

     Net sales of Southern California's DSD product line decreased to $58,878,000 for the three months ending June 30, 1996, from $61,289,000 for the comparable 1995 period, or 3.9%. This net sales decrease is the direct result of the November 1995 termination of a temporary distribution agreement under which Southern California distributed Snapple products in a portion of its territory. Excluding the impact of this termination, comparable net sales for the three months ending June 30, 1996, increased 3.9% on DSD case volume that decreased 6.0%. Net sales for Puerto Rico decreased to $21,076,000 for the three months ending June 30, 1996, from $21,514,000 for the comparable 1995 period, or 2.0%.

     Liquitrend net sales decreased to $10,073,000 for the three months ending June 30, 1996 from $20,779,000 for the three months ending June 30, 1995, or 51.5%. This decrease is attributable to Southern California's previously announced strategic decision to downsize this division.

     Costs of goods sold decreased to $72,972,000 for the three months ending June 30, 1996 from $96,131,000 for the comparable 1995 period, or 24.1%. As a percent of sales, gross margin improved to 18.9% from 13.7% for the comparable period. This improvement is primarily the result of increased selling price per DSD case in Southern California and reduced fixed costs in Southern California, such as warehouse expense and labor costs that were eliminated during the third quarter of 1995 restructuring.

     Administrative, marketing and general expenses decreased to $12,173,000 for the three months ending June 30, 1996 from $13,607,000 for the comparable 1995 period, or 10.5%. This decrease is attributable to expense savings resulting from Southern California's work force reduction in September 1995.

     Interest expense decreased to $5,247.000 during the three months ending June 30, 1996 from $5,758,000 for the comparable 1995 period, or 8.9%, primarily the result of lower short-term interest rates in 1996.

     For the reasons set forth above, the Company's net loss before extraordinary items decreased to $7,105,000 for the three months ending June 30, 1996 from $8,538,000 for the comparable 1995 period, or 16.8%.

COMPARISON OF THE COMPANY'S SIX MONTHS ENDED JUNE 30, 1996, WITH THE SIX MONTHS ENDED JUNE 30, 1995.

     Consolidated net sales decreased to $164,056,000 for the six months ended June 30, 1996, from $200,438,000 for the comparable 1995 period, or 18.2%. This decrease was principally due to a reduction in Southern California's operations, the result of reduced DSD case sales volume, reduced hot-fill contract packing revenue and the elimination of the value-priced product division, Avalon, which represented $12,820,000, or 35.2%, of the consolidated net sales decrease for the six months ending June 30, 1996.

     Net sales for Southern California DSD product line decreased to $107,656,000 from $113,859,000, or 5.4% for the six months ending June 30, 1996 and 1995, respectively. This net sales decrease is the direct result of the termination of a temporary Snapple product distribution agreement for portions of Southern California. Excluding the impact on 1995 net sales for this distribution agreement termination, comparable net sales for Southern California would have increased 2.8% on a DSD case volume decrease of 3.0%. Puerto Rico's net sales for the six months ended June 30, 1996, decreased to $37,935,000 from $38,059,000 for the comparable 1995 period, or 0.3%.

     Liquitrend contract packing net sales decreased to $16,920,000 for the six months ending June 30, 1996, from $34,176,000 for the six months ending June 30, 1995, or 50.5%. This net sales reduction is the direct result of Southern California's previously announced strategic decision to downsize this division.

     Costs of goods sold decreased to $132,914,000 for the six months ending June 30, 1996 from $168,344,000 for the comparable 1995 period, or 21.0%. This decrease is primarily the result of lower direct material and reduced variable costs related to Southern California net sales decrease and reduced fixed costs, such as warehouse expense and labor costs that were eliminated from Southern California as a result of the third quarter 1995 restructuring.

     Administrative, marketing and general expenses decreased to $23,443,000 for the six month period ending June 30, 1996 from $25,101,000 for the comparable 1995 time frame, or 6.6%. This decrease is principally the result of work force reductions during the third quarter of 1995 in Southern California.

     Interest expense decreased to $10,655,000 during the first six months of 1996 from $11,508,000 during the comparable 1995 period, or 7.4%. This decrease was primarily the result of lower period to period short term interest rates.

     For the reasons set for the above, the Company's net loss before extraordinary items increased to $13,597,000 for the first six months of 1996 as compared to a net loss of $13,366,000 for the first six months of 1995, or 1.7%.

BANKRUPTCY PETITIONS

     As a result of severe liquidity problems, on July 31, 1995, Southern California suspended payment of interest on its $140,000,000 11.5% Senior Secured Notes due 1999 (the "Senior Secured Notes"). Southern California entered into negotiations with financial and legal advisors of an unofficial committee of holders of the Senior Secured Notes (the "Bondholders' Committee"), and announced on November 9, 1995 that it reached an agreement in principle with the Bondholders' Committee.

     At the end of the second quarter of 1995 through the first quarter of 1996, Southern California was also in violation of certain of its revolving credit facility covenants, including tangible net-worth, interest coverage and fixed charge coverage. At the request of Southern California, the revolving credit lender executed forbearance agreements extending through May 15, 1996.

     On May 13, 1996, Southern California and BGAC filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Delaware. Following commencement of the Chapter 11 cases, all actions and proceedings against Southern California and BGAC and all acts to obtain any property of the bankruptcy estate were automatically stayed under section 362 of the Bankruptcy Code. As of June 30, 1996 Southern California and BGAC continued to operate the business as a debtors-in-possession (See Subsequent Events).

     Under the terms of the Company's Plan, consistent with the agreement in principle reached with the Bondholders' Committee, the stock of Puerto Rico was sold (See Subsequent Events) and the holders of the Senior Secured Notes will receive, in exchange for their Notes, 98% of the equity of Southern California (subject to dilution to the extent certain warrants and options to be granted by Southern California as part of the restructuring are exercised) and $55 million of proceeds from the sale of the stock of Puerto Rico.

     In the first quarter of 1996, in accordance with the agreement in principle with the Bondholders' Committee, Southern California initiated efforts to sell the stock of Puerto Rico. On May 3, 1996, Southern California entered into a definitive agreement to sell the stock of Puerto Rico for approximately $74 million to an investor group led by Center Street Capital Partners, L.P

 . and certain members of the current Puerto Rico management. The transaction with the investor group was consummated on July 1, 1996 (See Subsequent Events). In 1995, Puerto Rico's operating profit was approximately $4,992,000 and its depreciation and amortization charges were approximately $5,027,000. During the first six months of 1996, Puerto Rico's operating profit was approximately $1,708,000 and its depreciation and amortization charges were approximately $2,603,000.

SUBSEQUENT EVENTS

     On July 1, 1996, subsequent to the period covered by this Report, Southern California consummated the sale of the stock of Puerto Rico described above for approximately $74 million in accordance with the definitive agreement entered into by Southern California on May 3, 1996.

     On August 2, 1996, the Bankruptcy Court confirmed the Plan. Southern California anticipates that the Plan will be consummated and that Southern California will emerge from Chapter 11 on or before August 15, 1996. Distributions to creditors on account of pre-petition claims are expected to commence soon thereafter.

REORGANIZATION EXPENSE

     During the second quarter of 1996, the Company recorded reorganization expense of approximately $1,606,000 related to negotiations of the potential restructuring of Southern California's obligations under the Senior Secured Notes. Since the second quarter of 1995, reorganization expenses of approximately $5,643,000 have been recorded.

RESTRUCTURING CHARGES

     During the second quarter of 1996, the Company recorded approximately $547,000 of restructuring charges related to the termination of a capital lease. Since the second quarter of 1995, the Company has recorded approximately $3,113,000 related to employee termination expenses and facility exit costs.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1996, the Company's operating activities provided $28,493,000 in cash as compared to the six months ended June 30, 1995, when operating activities used $5,453,000 of cash. This change is primarily the result of pre-petition accounts payable and the suspension of interest payments on the Senior Secured Notes.

     During the first six months of 1996, the Company used $4,570,000 for investing activities related to the purchase of property, plant and equipment as compared to $2,383,000 for the comparable 1995 period. This increase was primarily the result of a required water reclamation project at the Vernon, California production facility and costs incurred during the first six months of 1996 for installation of a major management information system in Southern California.

     Upon filing the bankruptcy petitions, GE Capital agreed to make revolving credit advances and guarantee letter of credit obligations in the amount of $54,000,000 pursuant to a Debtor-In-Possession Credit Agreement dated as of May 13, 1996 (the "DIP Facility"). All obligations under the DIP Facility are due and payable on the earliest to occur of, among other things, (i) 24 months from the closing date of the DIP Facility, (ii) the date of termination of the revolving credit commitments of Southern California under the DIP Facility,
(iii) the termination of Southern California's right to borrow under the DIP Facility upon the occurrence of an event of default thereunder (subject to a cure period), and (iv) the effective date of a plan of reorganization. As a result of this DIP Facility, Southern California was required to pay off its existing revolving credit facilities and term loan. At June 30, 1996, the Company's unused revolving credit facilities were $30,329,000.

     Upon consummation of the Plan, which is expected to occur on or before August 15, 1996, Southern California will enter into a credit facility with GE Capital to provide working capital (the "Post-Reorganization Facility"). The Post-Reorganization Facility will provide Southern California with $35 million in a revolving financing facility for general corporate purposes, including working capital and capital expenditures. Borrowings under this facility will, as they are under the current working capital facility, be secured by substantially all of Southern California's assets.

     Southern California believes that cash available under the Post-Reorganization Facility, and cash provided by future operations should enable it to continue to pay its creditors in the ordinary course of business.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          For a description of the voluntary bankruptcy petitions filed by Southern California and BGAC with the Bankruptcy Court for the District of Delaware, see Part I, Item 1, Note 2 ("Bankruptcy Filings"), Note 10 ("Subsequent Events") and "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Bankruptcy Petitions" and "-- Subsequent Events" in Item 2 of Part I of this Form 10Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          For a description of defaults under Southern California's Senior Secured Notes and revolving credit facilities, see Part I, Item 1,
          Note 2 ("Bankruptcy Filings") and "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Bankruptcy Petitions" and "-- Subsequent Events" in Item 2 of Part I of this Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated May 13,
               1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 10, 1996



                                    Seven-Up/RC Bottling Company of
                                    Southern California, Inc.



                                    /s/  David I. Brown
                                    --------------------------------
                                    David I. Brown
                                    Chief Accounting Officer
                                    Treasurer
                                    (Duly authorized officer and
                                    Principal Financial Officer)