Form 10-Q
period 1996-09-30
SEVEN UP RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA INC
filed 1996-11-14
CIK 887353

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

                               QUARTERLY REPORT
                         UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED                                         COMMISSION FILE NUMBER
SEPTEMBER 30, 1996                                               0-28726

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


  The number of shares outstanding of the Common Stock of the registrant on September 30, 1996, the close of the period covered by this report, was 5,000,000.

================================================================================

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                                     INDEX


                                                                           PAGE
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited condensed consolidated balance sheets as of
            September 30, 1996 and December 31, 1995                         2

          Unaudited condensed consolidated statements of operations
            for the 46 days ending September 30, 1996, the 46 days
            ending August 15, 1996, and the three months ending
            September 30, 1995                                               3

          Unaudited condensed consolidated statements of operations
            for the 46 days ending September 30, 1996, the eight
            months and 15 days ending August 15, 1996, and the nine
            months ending September 30, 1995                                 4

          Unaudited condensed consolidated statements of cash flows
            for the 46 days ending September 30, 1996, the eight
            months and 15 days ending August 15, 1996, and the nine
            months ending September 30, 1995                                 5

          Unaudited condensed consolidated statements of stockholders'
            equity (deficit) for the 46 days ending September 30, 1996, the eight months and 15 days ending August 15, 1996, and the
            nine months ending September 30, 1995                            6

          Notes to condensed consolidated financial statements
            (unaudited)                                                      7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       12

PART II.  OTHER INFORMATION

Item 2.   Change in Securities                                              16

Item 6.   Exhibits and Reports on Form 8-K                                  16

SIGNATURES

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.
                Unaudited Condensed Consolidated Balance Sheet
                         (Dollar amounts in thousands)

                                    ASSETS

                                                            Reorganized        Predecessor
                                                              Company            Company
                                                           -------------       ------------
                                                           September 30,       December 31,
                                                               1996                1995
                                                           -------------       ------------
                                                           (Notes 2 & 3)
Current assets:
  Cash                                                     $       3,291       $      6,013
  Accounts receivable:
    Trade, net                                                    24,609             42,261
    Other                                                          5,049              9,386
  Inventories:
    Finished goods                                                15,486             18,749
    Raw materials                                                  6,244              6,198
  Prepaids                                                         1,626              2,908
                                                           -------------       ------------
      Total current assets                                        56,305             85,515
                                                           -------------       ------------
Investment in joint venture                                            -              1,422
Property, plant and equipment, net                                33,551             79,945
Other assets:
  Intangible and other assets                                      6,508             21,422
  Debt issuance costs                                                 99              3,829
                                                           -------------       ------------
      Total assets                                         $      96,463       $    192,133
                                                           =============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                         $      15,935       $     29,141
  Accrued expenses                                                33,296             34,371
  Current portion of long-term debt                                  549            189,954
                                                           -------------       ------------
      Total current liabilities                                   49,780            253,466
                                                           -------------       ------------
Long-term debt:
  Revolving credit facilities                                     14,590                  -
  Term loan                                                          527                  -
  Capital leases                                                   2,580                  -
                                                           -------------       ------------
      Total long-term debt                                        17,697                  -
                                                           -------------       ------------
Stockholders' equity (deficit):
  Capital stock $0.01 par value, 6,000,000 and
    1,000 shares authorized and 5,000,000 and
    1,000 issued and outstanding, respectively                         -                  -
  Additional paid-in capital                                      30,000             42,557
  Retained deficit                                                (1,014)          (103,890)
                                                           -------------       ------------
      Total stockholders' equity (deficit)                        28,986            (61,333)
                                                           -------------       ------------
      Total liabilities and stockholders' equity           $      96,463       $    192,133
                                                           =============       ============

             The accompanying notes are an integral part of these
                    condensed consolidated balance sheets.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC. Unaudited Condensed Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)

                                                                   Reorganized                  Predecessor
                                                                     Company                      Company
                                                                   -----------          ------------------------------
                                                                   8/16 - 9/30          7/1 - 8/15          7/1 - 9/30
                                                                       1996                1996                 1995
                                                                   -----------          ----------          ----------
                                                                  (Notes 2 & 3)
Net sales                                                            $33,518               $38,788            $106,035
Cost of goods sold                                                    27,418                31,406              90,814
                                                                     -------               -------            --------
   Gross profit                                                        6,100                 7,382              15,221
Administrative, marketing and general expenses                         5,362                 4,568              12,550
Depreciation and amortization                                          1,461                 1,612               4,410
Restructure charges (Note 4)                                               -                     -               2,646
                                                                     -------               -------            --------
   Operating (loss) income                                              (723)                1,202              (4,385)
Interest expense                                                         267                 2,216               5,842
Other income, net                                                          4                31,817                  35
                                                                     -------               -------            --------
   (Loss) income before income taxes, reorganization
     expenses and extraordinary items                                   (986)               30,803             (10,192)
Reorganization expenses (Note 2)                                           -                32,212                   -
Provision for income taxes                                                28                   300                   -
                                                                     -------               -------            --------
   Loss before extraordinary items                                    (1,014)               (1,709)            (10,192)
Extraordinary items (Notes 2 & 3)                                          -                77,749                   -
                                                                     -------               -------            --------
   Net (loss) income                                                 $(1,014)              $76,040            $(10,192)
                                                                     =======               =======            ========
Loss per common share:
   Net loss per common share                                         $ (0.20)                    -                   -
                                                                     =======               =======            ========
   Weighted average common shares outstanding                          5,000                     -                   -
                                                                     =======               =======            ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC. Unaudited Condensed Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)


                                           Reorganized         Predecessor
                                             Company             Company
                                          -------------   ----------------------
                                           8/16 - 9/30    1/1 - 8/15  1/1 - 9/30
                                              1996           1996        1995
                                          -------------   ----------  ----------
                                          (Notes 2 & 3)

Net sales                                 $      33,518   $  202,844  $  306,473
Cost of goods sold                               27,418      164,320     260,698
                                          -------------   ----------  ----------
    Gross profit                                  6,100       38,524      45,775
Administrative, marketing
  and general expenses                            5,362       28,011      36,111
Depreciation and amortization                     1,461       10,399      13,398

Restructure charges (Note 4)                         --          547       2,646
                                          -------------   ----------  ----------
    Operating loss                                 (723)        (433)     (6,380)

Interest expense                                    267       12,871      17,349
Other income, net (Note 2)                            4       33,712         171
                                          -------------   ----------  ----------
      (Loss) income before income taxes,
      reorganization expenses and
      extraordinary items                          (986)      20,408     (23,558)
Reorganization expenses (Note 2)                     --       35,369          --
Provision for income taxes                           28          345          --
                                          -------------   ----------  ----------
    Loss before extraordinary items              (1,014)     (15,306)    (23,558)

Extraordinary items (Notes 2 & 3)                    --       77,239          --
                                          -------------   ----------  ----------
      Net (loss) income                   $      (1,014)  $   61,933  $  (23,558)
                                          =============   ==========  ==========


Loss per common share:
     Net loss per common share            $       (0.20)          --          --
                                          =============   ==========  ==========
     Weighted average common shares
       outstanding                                5,000           --          --
                                          =============   ==========  ==========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC. Unaudited Condensed Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)

                                                         Reorganized            Predecessor
                                                           Company                Company
                                                         -----------     -------------------------
                                                         8/16 - 9/30     1/1 - 8/15     1/1 - 9/30
                                                             1996           1996           1995
                                                         -----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                      (Notes 2 & 3)
  Loss before extraordinary item                           $ (1,014)      $(15,306)      $(23,558)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                           1,461         10,997         14,768
      Equity in earnings of joint venture                         -             (5)           (77)
      Gain on sales of fixed assets                               -           (169)             6
      Non cash reorganization expenses                            -         29,735              -
      Disposition of capital lease                                -          1,192              -
      Provision for doubtful accounts                           100            783            565
      Gain on sale of Puerto Rico                                 -        (31,715)             -
      Changes in assets and liabilities:
       Accounts receivable                                    5,529         (1,671)        19,103
       Inventories                                           (5,156)           227         10,247
       Prepaids and other                                      (948)         1,877         (5,019)
       Accounts payable                                     (14,240)        11,505        (22,083)
       Accrued expenses                                         887         10,924          2,754
                                                           --------       --------       --------
        Net cash (used in) provided by
          operating activities                              (13,381)        18,374         (3,294)
                                                           --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Puerto Rico                               -         71,626              -
  Proceeds from sales of property, plant and equipment            -            133             46
  Cash additions to property, plant and equipment              (746)        (4,402)        (3,020)
                                                           --------       --------       --------
        Net cash (used in) provided by
          investing activities                                 (746)        67,357         (2,974)
                                                           --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) revolving loans               14,590        (30,290)         4,136
  Payment to Senior Secured Note holders                          -        (55,000)             -
  (Repayment of) proceeds from term loan                        (11)        (2,852)           114
  Payment of debt issuance costs                                  -            (88)            (2)
  Repayment of capital lease                                    (37)          (638)          (602)
                                                           --------       --------       --------
        Net cash provided by (used in)
          financing activities                               14,542        (88,868)         3,646
                                                           --------       --------       --------
NET INCREASE (DECREASE) IN CASH                                 415         (3,137)        (2,622)
CASH, beginning of period                                     2,876          6,013          6,982
                                                           --------       --------       --------
CASH, end of period                                        $  3,291       $  2,876       $  4,360
                                                           ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash interest paid                                       $    257       $  1,957       $ 11,912
                                                           ========       ========       ========
  Purchase of property, plant and equipment through
    issuance of capital lease obligation                   $      -       $      -       $    555
                                                           ========       ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC. Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                            (Amounts in thousands)

                                             Capital Stock       Additional                    Total
                                           -----------------      Paid-in       Retained    Stockholders'
                                           Shares     Amount      Capital        Deficit   Equity (Deficit)
                                           ------     ------     ----------     ---------  ----------------
REORGANIZED (Notes 2 & 3)

August 16 to September 30, 1996
  Balance, August 16, 1996                 5,000      $    -      $ 30,000      $       -      $ 30,000
  Net loss for the period                      -           -             -         (1,014)       (1,014)
                                           -----      ------      --------      ---------      --------
  Balance, September 30, 1996              5,000      $    -      $ 30,000      $  (1,014)     $ 28,986
                                           =====      ======      ========      =========      ========

PREDECESSOR
January 1 to August 15, 1996
  Balance December 31, 1995                    1      $    -      $ 42,557      $(103,890)    $ (61,333)
  Reorganization                              99           -       (41,957)        41,957             -
  New issue                                4,900           -        29,400              -        29,400
  Net income for the period                    -           -             -         61,933        61,933
                                           -----      ------      --------      ---------      --------
  Balance, August 15, 1996                 5,000      $    -      $ 30,000      $       -      $ 30,000
                                           =====      ======      ========      =========      ========

PREDECESSOR
January 1 to September 30, 1995
  Balance, December 31, 1994                   1      $    -      $ 42,557      $ (71,696)     $(29,139)
  Net loss for the period                      -           -             -        (23,558)      (23,558)
                                           -----      ------      --------      ---------      --------
  Balance, September 30, 1995                  1      $    -      $ 42,557      $ (95,254)     $(52,697)
                                           =====      ======      ========      =========      ========

 These accompanying notes are an integral part of these condensed consolidated financial statements.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


(1)  Presentation of Financial Information
     -------------------------------------

     The accompanying condensed consolidated financial statements include the accounts of Seven-Up/RC Bottling Company of Southern California, Inc. ("Southern California") and Southern California's wholly-owned subsidiary, Seven-Up/RC Bottling Company of Puerto Rico, Inc. ("Puerto Rico"). Except as otherwise indicated, Southern California and Puerto Rico are referred to collectively as the "Company". On May 13, 1996, Southern California and its immediate holding company parent, Beverage Group Acquisition Corporation, filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On August 15, 1996, the Plan was consummated and Southern California emerged as a reorganized company from Chapter 11. Due to the reorganization and implementation of fresh start reporting, the Condensed Consolidated Financial Statements for the new Reorganized Company (period starting August 16, 1996) are not comparable to that of Predecessor Company. Predecessor Company included Southern California and Puerto Rico through the date of disposition, June 30, 1996. Reorganized Company includes the operations of Southern California subsequent to the consummation date.

     During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results.

     In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, cash flows, and stockholders' equity of the Company for interim periods.

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

(2)  Bankruptcy Filings
     ------------------

     As a result of severe liquidity problems, on July 31, 1995, Southern California suspended payments of interest on its $140,000,000, 11.5% Senior Secured Notes due 1999 (the "Senior Secured Notes"). At the end of the second quarter of 1995 through the first quarter of 1996, Southern California was in violation of certain of its revolving credit facility covenants, including tangible net-worth, interest coverage and fixed charge coverage. At the request of Southern California, the revolving credit lender executed forbearance agreements extending through May 15, 1996.

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

     On May 13, 1996, Southern California and its immediate holding company parent, Beverage Group Acquisition Corporation ("BGAC"), filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code to implement the terms of the restructuring agreement with the Committee.

     On July 1, 1996, Southern California sold its wholly owned subsidiary, Puerto Rico, for approximately $74 million which resulted in a net gain of approximately $32 million. The proceeds from this sale were used to repay holders of the Senior Secured Notes and reduce Southern California's revolving credit facility.

     On August 2, 1996 (the "Confirmation Date"), the U.S. Bankruptcy Court of the District of Delaware, confirmed the Company's First Amended Joint Plan of Reorganization (the "Reorganization"), and on August 16, 1996, the Company emerged from bankruptcy. Pursuant to the Reorganization, on such date certain indebtedness of the Company was canceled in exchange for cash and new equity interests. The Company distributed to holders of its Senior Secured Notes approximately $55 million in cash and equity securities consisting of 5.0 million shares of common stock.

     As a result of the bankruptcy filing and the resulting debtor-in-possession working capital facility, Southern California wrote off $510,000 of debt issuance costs related to its previous working capital facility. In addition, in the third quarter Southern California realized an extraordinary gain of $78 million relating to the discharge of the Senior Secured Notes and related accrued interest in accordance with the Reorganization.

     Upon emerging from bankruptcy, the Company's $54 million Debtor-In-Possession Revolving Credit Facility was canceled and replaced by a $35 million facility.

     In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7") expenses resulting from the Reorganization should be reported separately as reorganization items in the Condensed Consolidated Statements of Operations, and are summarized below:


                                                                     July 1, 1996            January 1, 1996
                                                                          to                       to
                                                                   August 15, 1996           August 15, 1996
                                                                   ---------------           ---------------
     Adjustment of assets to fair market value                     $        29,735           $        29,735
     Financial restructuring costs                                          2 ,477                     5,634
                                                                   ---------------           ---------------
                                                      Total        $        32,212           $        35,369
                                                                   ===============            ==============

(3)  Fresh Start Accounting
     ----------------------

     As of August 15, 1996, the Company adopted Fresh Start Reporting in accordance with SOP 90-7. Fresh Start Reporting resulted in material changes to the Condensed Consolidated Balance Sheet, including valuation of real, intangible and other assets and the valuation of equity based on the appraised reorganization value of the ongoing business.

     The reorganization value of $30 million (the approximate fair value) was established based upon analysis by an independent valuation firm and considered many factors and various valuation methods, including discounted cash flows, selected comparable company multiples, selected acquisition transaction multiples and other applicable ratios and valuation techniques believed by management and its financial advisors to be representative of the Company's business and industry.

     The Reorganization and adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet for the period ending August 15, 1996.

                                                      Predecessor                                               Reorganized
                                                        Company                                                   Company
                                                      -----------                                               -----------
                                                          at                Reorganization and                      at
                                                      August 15,          Fresh Start Adjustments                August 15,
                                                      -----------        --------------------------             -----------
ASSETS                                                   1996             Debit             Credit                 1996
                                                       --------          --------          --------               -------
(Dollar amounts in thousands)
Total current assets                                   $119,733          $      -          $ 63,836/(f)/          $55,897
Property, plant and equipment, net                       55,918                 -            22,030/(a)/           33,888
Other assets:
  Intangible and other assets                            14,038                 -             6,414/(b)/            7,624
  Debt issuance costs                                     2,695                 -             2,607/(c)/               88
                                                       --------          --------          --------               -------
    Total assets                                       $192,384          $      -          $ 94,887               $97,497
                                                       ========          ========          ========               =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                     $ 30,176          $      -         $       -               $30,176
  Accrued expenses                                       57,087            23,465/(d)/            -                33,622
  Current portion of long-term debt                         544                 -                 -                   544
                                                       --------          --------          --------               -------
    Total current liabilties                             87,807            23,465                 -                64,342
                                                       --------          --------          --------               -------

Long-term debt                                          151,991           148,836/(e),(f)/        -                 3,155
                                                       --------          --------          --------               -------
Stockholders' equity (deficit):
  Additional paid-in capital                             42,557            41,957/(g)/       29,400/(g)/           30,000
  Retained deficit                                      (89,971)                -            77,749/(h)/                -
                                                                                             12,222/(i)/
                                                       --------          --------          --------               -------
    Total (deficit) equity                              (47,414)           41,957           119,371                30,000
                                                       --------          --------          --------               -------
    Total liabilities and
      stockholders' equity                             $192,384          $214,258          $119,371               $97,497
                                                       ========          ========          ========               =======

Explanations of adjustment columns of the balance sheet are as follows:

(a) To adjust property and equipment to estimated current market value. The market value of property and equipment has been determined by independent third party appraisal.

(b) To primarily reflect the write-off of intangibles and adjust other assets to current market value.

(c)  To write-off remaining debt issuance costs for the Senior Secured Notes.

(d) To primarily reflect the cancellation of accrued interest related to the Senior Secured Notes.

(e)  To reflect the cancellation of the Senior Secured Notes.

(f) To reflect the paydown of the debtor-in-possession revolving credit facility.

(g) To reflect the issuance of 5,000,000 shares of new common stock (par value $0.01).

(h) To reflect the extraordinary gain resulting from the discharge of indebtedness. This extraordinary gain is calculated below:

        Historical carrying value of old debt securities         $140,000
        Historical carrying value of related accrued interest      24,756
        Unamortized old deferred financing costs                   (2,607)
        Market Value of consideration exchanged for old debt:
          Plan securities (face value $29,400)                    (29,400)
          Senior securities principal payment                     (55,000)
                                                                 --------
            Extraordinary gain                                   $ 77,749
                                                                 ========

(i)  To reflect the elimination of stockholders' equity of the Predecessor
     Company.

     The following Unaudited Pro Forma Condensed Financial Information for the nine months ended September 30, 1996 and 1995, have been prepared giving effect to the sale of Puerto Rico and the consummation of the Reorganization including adjustments to interest, depreciation expense and asset amortization. The Pro Forma financial information was prepared as if the adjustments had occurred on January 1, 1996 and 1995, respectively. This information does not purport to be indicative of the results which would have been obtained had such transaction in fact had been completed as of the date hereof and for the periods presented or that may be obtained in the future.

     Unaudited Pro Forma Financial Information (dollar amounts in thousands):

                                                                          Pro Forma Nine Months Ended
                                                                        -------------------------------
                                                                        September 30,     September 30,
                                                                            1996              1995
                                                                        -------------     -------------
     Total revenue                                                         $198,427          $247,119
     Operating costs and expenses                                           197,323           251,903
                                                                           --------          --------
     Income (loss) before interest, other income, reorganization
       expenses and income taxes                                              1,104            (4,784)
     Interest, other income, income taxes and reorganization expenses         1,001            (4,210)
                                                                           --------          --------
     Net income (loss)                                                     $    103          $ (8,994)
                                                                           ========          ========

(4)  Restructuring Charges
     ---------------------

     During the second quarter of 1996, the Company recorded approximately $547,000 of restructuring charges related to the termination of a capital lease. Annual lease payments related to the terminated lease were $1,328,000 in 1996, and $759,000 in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On May 13, 1996, Southern California and its immediate holding company parent, Beverage Group Acquisition Corporation, filed petition for reorganization relief under Chapter 11 of the Bankruptcy Code. On August 2, 1996, the Bankruptcy Court confirmed the Plan and on August 15, 1996, the Plan was consummated.

     Due to the reorganization and implementation of fresh start reporting, the Condensed Consolidated Financial Statements for the new Reorganized Company (period starting August 16, 1996) are not comparable to those of Predecessor Company. Predecessor Company included the operations of Southern California and Puerto Rico, through the date of disposition, June 30, 1996. Reorganized Company includes the operations of Southern California subsequent of the consummation date.

     The Company's primary measurement of unit volume is Direct Store Delivery ("DSD") cases. Case sales are defined as physical cases of beverages sold, including both ready-to-serve premix and postmix fountain products that are sold in bulk (tanks or boxes). Avalon (warehouse distribution) and Liquitrend (contract manufacturing) are not combined in the Company's physical case sales, but are included in net sales, cost of goods sold, and operating income. Liquitrend's net sales fluctuate from year to year and generate gross margins that are less than gross margins for DSD sales.


RESULTS OF OPERATIONS (UNAUDITED)

COMPARISON OF THE COMPANY'S THREE MONTHS ENDED SEPTEMBER 30, 1996, WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

     The table below sets forth sales for the three months ended September 30, 1996 and 1995. For purposes of analysis below, the operations of Predecessor Company and Reorganized Company have been combined. As a result of the Reorganization and recent restructuring resulting in the elimination and downsizing of several product lines, the operations of Puerto Rico, Avalon and Snapple DSD distribution have been eliminated to arrive at comparable sales.

                                           Three Months Ended
                                     ------------------------------
                                     September 30,    September 30,
                                         1996             1995
                                     -------------    -------------
     Consolidated net sales             $72,306          $106,035
     Less:
       Puerto Rico                            -            21,295
       Avalon                                 -             8,027
       Snapple DSD                            -             4,672
       Snapple Liquitrend                     -             1,911
                                        -------          --------
         Comparable sales               $72,306          $ 70,130
                                        =======          ========

     Net sales decreased to $72,306,000 for the three months ending September 30, 1996, from $106,035,000 for the comparable 1995 period, or 31.8%. This decrease is the result of (i) the sale of the Puerto Rico operations ($21,295,000 of the net sales decrease); (ii) reduced sales of Southern California's Liquitrend division ($1,911,000 of the net sales decrease); (iii) the elimination of Southern California's warehouse distribution product division, Avalon ($8,027,000 of the net sales decrease); and (iv) the elimination of a Snapple distribution agreement, Snapple DSD ($4,672,000 of the net sales decrease).

     Net sales for Southern California's DSD product line increased to $64,957,000 for the three months ending September 30, 1996, from $63,465,000 for the comparable 1995 period, or 2.4%. This net sales increase would have been 10.5% excluding Snapple DSD eliminated in 1996 as a result of the termination of a temporary distribution agreement in November 1995 ($4,672,000 in sales).

     Liquitrend's net sales decreased to $7,349,000 for the three months ending September 30, 1996, from $13,248,000 for the comparable 1995 period, or 44.5%. This decrease is attributable to Southern California's previously announced strategic decision to downsize this operation resulting in the elimination of Snapple Liquitrend in 1995 ($1,911,000 in sales).

     Cost of goods sold decreased to $58,824,000 for the three months ending September 30, 1996 from $90,814,000 for the comparable 1995 period, or 35.2%. If the Puerto Rico costs of goods sold in the 1995 period were eliminated, Southern California cost of goods sold would have decreased by 20.1% period to period. As a percent of sales, gross margin is Southern California improved to 10.4% from 7.9% for the comparable period. This improvement is primarily the result of favorable product mix for DSD products in Southern California and reduced fixed costs, such as warehouse expense and labor costs resulting from the third quarter 1995 restructuring.

     Administrative, marketing and general expenses decreased to $9,930,000 for the three months ended September 30, 19996 from $12,550,000 for the three months ended September 30, 1995, or 20.9%. With the elimination of Puerto Rico operations from 1995 results, Southern California's expenses decreased 8.6%. This decrease is the result of expense savings from Southern California's workforce reduction in September 1996.

     Interest expense decreased to $2,483,000 during the three months ending September 30, 1996, from $5,842,000 for the comparable 1995 period, or 57.5%. This decrease was the result of the elimination of accrued interest related to the retired Senior Secured Notes retired as of the consummation date, the elimination of interest expense related to Puerto Rico and a lower average balance related to Southern California's revolver.

     Other income for the three month period ending September 30, 1996, included a $31,715,000 gain as a result of the sale of Puerto Rico.

     For the reasons set forth above, 1996 net loss before income taxes and extraordinary items (net of restructure and reorganization charges and the gain from the sale of Puerto Rico) decreased to $1,898,000 from $7,546,000 for the comparable 1995 period.

COMPARISON OF THE COMPANY'S NINE MONTHS ENDED SEPTEMBER 30, 1996, WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

     The table below sets forth sales for the nine months ended September 30, 1996 and 1995. For purposes of analysis below the operations of Predecessor Company and Reorganized Company have been combined. As a result of the Reorganization and recent restructuring resulting in the elimination and downsizing of several product lines, the operations of Puerto Rico, Avalon and Snapple DSD distribution have been eliminated to arrive at comparable sales.

                                           Nine Months Ended
                                     ------------------------------
                                     September 30,    September 30,
                                         1996             1995
                                     -------------    -------------
     Consolidated net sales             $236,362         $306,473
     Less:
       Puerto Rico                        37,931           59,354
       Avalon                              1,564           20,781
       Snapple DSD                             -           13,200
       Snapple Liquitrend                      -            6,946
                                        --------         --------
         Comparable sales               $196,867         $206,192
                                        ========         ========

     Net sales decreased to $236,362,000 for the nine months ending September 30, 1996, from $306,473,000 for the comparable 1995 period, or 22.9%. This decrease is the result of (i) the sale of the Puerto Rico operations ($21,423,000 of the net sales decrease); (ii) reduced sales of Southern California's Liquitrend division ($6,946,000 of the net sales decrease); (iii) the elimination of Southern California's warehouse distribution product division, Avalon, ($19,217,000 of the net sales decrease); and (iv) the elimination of a Snapple distribution agreement, Snapple DSD ($13,200,000 of the net sales decrease).

     Net sales for Southern California DSD product line decreased to $172,390,000 from $177,390,000 or 2.7% for the nine months ending September 30, 1996 and 1995, respectively. This decrease is the direct result of the termination of a temporary Snapple product distribution agreement for portions of Southern California (13,200,000 in net sales). Excluding the impact on 1995 net sales for this distribution agreement termination, comparable net sales for Southern California would have increased 5.5%.

     Liquitrend contract packing net sales decreased to $24,268,000 for the nine month period ending September 30, 1996, from $47,424,000 for the nine month period ending September 30, 1995, or 48.8%. This net sales decrease is the direct result of Southern California's previously announced strategic decision to downsize this division resulting in the elimination of Snapple Liquitrend in 1995 ($6,946,000 in sales).

     Costs of goods sold decreased to $191,738,000 for the nine months ending September 30, 1996, from $260,698,000 for the comparable 1995 period, or 26.5%. This decrease is primarily the result of the sale of Puerto Rico at the end of the second quarter of 1996 (24.9% of the decrease) and reduced fixed costs in Southern California, such as warehouse expense and labor costs that were eliminated as a result of the third quarter 1995 restructuring.

     Administrative, marketing and general expenses decreased to $33,373,000 for the nine months ending September 30, 1996, from $36,111,000 for the comparable 1995 period or 7.6%. This decrease is primarily the result of the sale of Puerto Rico (61.4% of the decrease) and the result of workforce reductions during the third quarter of 1995 in Southern California.

     Interest expense decreased to $13,138,000 for the nine months ending September 30, 1996, from $17,349,000 for the comparable 1995 period, or 24.3%. This decrease was the result of the discontinuance of accrued interest related to the retirement of the Senior Secured Notes, the elimination of interest expense during the third quarter for Puerto Rico, and lower average balance of Southern California's working capital facility.

     For the reasons set forth above, net loss before income taxes and extraordinary items (net of restructuring and reorganization charges and the gain from the sale of Puerto Rico) decreased to $12,293,000 for the nine months ending September 30, 1996, from $23,558,000 for the comparable 1995 period.


LIQUIDITY AND CAPITAL RESOURCES

     To facilitate comparison of cash flow activity for the first nine months of 1996 to the comparable 1995 period, Predecessor Company and Reorganized Company have been combined.

     Operating activities provided $4,993,000 in cash for the first nine months of 1996 as compared to the first nine months of 1995 when operating activities used $3,294,000 of cash. This change was primarily the result of the suspension of interest payments related to the Senior Secured Notes.

     During the first nine months of 1996, $66,611,000 was provided by investing activities as compared to a use of $2,974,000 for the comparable 1995 period. This change was primarily the result of the proceeds of approximately $74 million related to the sale of Puerto Rico in the second quarter of 1996 and an increase in capital additions from $3,020,000 in the first nine months in 1995 to $5,148,000 in the first nine months of 1996 related to costs incurred in 1996 for the installation of a major management information system and a required water reclamation project at the Vernon, California production facility in Southern California.

     Upon consummation of the Plan, on August 15, 1996, Southern California entered into a credit facility in the amount of $35 million, with GE Capital. This facility will provide Southern California a revolving financing facility for general corporate purposes, including working capital and capital expenditures. Borrowings under this facility will be secured by substantially all of Southern California's assets.

     Southern California believes that cash available under its revolving financing facility, and cash provided by future operations should enable it to continue to pay its creditors in the ordinary course of business.

PART II.  OTHER INFORMATION


ITEM 2.   CHANGE IN SECURITIES

          On August 16, 1996, Southern California emerged from bankruptcy proceedings and the First Amended Joint Plan of Reorganization. On such date, Southern California canceled its existing 11.5% Senior Secured Notes and its equity securities, and distributed to the holders of the Senior Secured Notes approximately $55 million in cash and 5.0 million shares of new common stock, par value $0.01 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               27.1   Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated July 2, 1996 and August 15, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 14, 1996



                                           Seven-Up/RC Bottling Company of
                                           Southern California, Inc.


                                           /s/ Richard D. Ferguson
                                           -------------------------------------
                                           Richard D. Ferguson
                                           Executive Vice President
                                           Chief Financial Officer
                                           (Duly Authorized Officer)