Form 10-K405
period 1996-12-31
SEVEN UP RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA INC
filed 1997-04-07
CIK 887353

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                   FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------  SECURITIES EXCHANGE ACT OF 1934


                           --------------------------

                             Commission File Number
                                    33-47718

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 31, 1997 there were 5,000,000 shares of Common Stock outstanding and the aggregate market value of the outstanding shares held by non-affiliates was approximately $60,000,000 based on the closing price per share reported on the OTC Bulletin Board on such date.

================================================================================

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                                                  INDEX

                                                           Page
PART I

Item 1.        Business                                     2
Item 2.        Properties                                  13
Item 3.        Legal Proceedings                           14
Item 4.        Submission of Matters to a Vote of
                 Security Holders                          15

PART II

Item 5.        Market for Registrants' Common Equity
                 and Related Stockholder Matters           16
Item 6.        Selected Financial Data                     17
Item 7.        Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                19
Item 8.        Financial Statements and Supplementary
                 Data                                      26
Item 9.        Changes of and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure                                27

PART III

Item 10.       Directors and Executive Officers of the
                 Registrant                                28
Item 11.       Executive Compensation                      29
Item 12.       Security Ownership of Certain Beneficial
                 Owners and Management                     33
Item 13.       Certain Relationships and Related
                 Transactions                              35

PART IV

Item 14.       Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                   36

SIGNATURES.............................................    37

PART I

ITEM 1.   BUSINESS

GENERAL

     Seven-Up/RC Bottling Company of Southern California, Inc., a Delaware corporation ("Seven-Up/RC" or the "Company"), is among the largest beverage distributors in the United States, and is the largest bottler of Seven-Up in the United States. Seven-Up/RC manufactures and distributes a broad range of beverage products in Southern California, Central California, and in portions of Nevada and New Mexico. Seven-Up/RC has the exclusive right within its territories to manufacture and/or distribute Seven-Up (lemon-lime), Royal Crown
(cola), A&W (root beer and cream soda), Sunkist (orange and lemonade), Hawaiian Punch (fruit punch), Schweppes (ginger-ale and mixers), Evian (imported still water), Perrier (imported mineral water), Welch's (grape, strawberry and pineapple), Mistic (teas and juices), Yoo-Hoo (chocolate drink) and in its New Mexico franchise territory, Snapple (teas and juices). Seven-Up/RC's consolidated net sales in 1996 were $294,491,000, which includes $37,935,000 of net sales from Seven-Up/RC's wholly-owned subsidiary, Seven-Up/RC Bottling Company of Puerto Rico, Inc. ("Puerto Rico"), which was divested in June 1996 in connection with the Plan of Reorganization described below.

     Seven-Up/RC competes as an independent bottler on the basis of its large portfolio of franchised brands, its significant combined market share, its ability to market, distribute and merchandise its products effectively and favorable demographics within its territories. Seven-Up/RC's portfolio of franchised brands consists of highly recognizable trademarks that are in almost all cases the first ranking brand in their respective beverage flavor categories. Seven-Up/RC's combined market share of its franchised brands and products that are produced under contract manufacturing agreements, enables it to realize purchasing, manufacturing, marketing and delivery efficiencies. Additionally, Seven-Up/RC's territories have many attributes that contribute to revenue growth in the beverage industry, including a favorable climate and a high density of retail outlets in populous areas.

     Seven-Up/RC's products are made available to its customers through a network of distribution facilities that are strategically positioned within major population areas, and it distributes essentially all of its products directly to retail outlets through its direct-store-door ("DSD") distribution system. Through its DSD distribution system, Seven-Up/RC provides efficient, high-quality service to the more than 35,000 retail outlets that it serves. These retail outlets include supermarkets, warehouse clubs, convenience stores and other retail establishments that serve a combined population of over 30 million consumers.

     Seven-Up/RC's business strategy is to manufacture and distribute a franchised portfolio of leading trademarked beverages in each beverage flavor category and to create an additional source of revenue through contract manufacturing. In accordance with this strategy, its Liquitrend division ("Liquitrend") engages in contract manufacturing, which utilizes excess production capacity by manufacturing beverage products for a variety of small, independent franchisors, retailers selling private label products and wholesalers that distribute private label products for consumption both inside and outside of the United States.

     On May 13, 1996, Seven-Up/RC and its parent, Beverage Group Acquisition Corporation, a Delaware corporation ("BGAC"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. BGAC had no independent operations and was a wholly-owned subsidiary of WB Bottling Corporation ("WB Bottling"), a privately held Delaware corporation. On May 16, 1996, Seven-Up/RC and BGAC filed their Joint Plan of Reorganization; subsequently, Seven-Up/RC and BGAC filed their First Amended Joint Plan of Reorganization dated June 19, 1996 (the "Plan of Reorganization"). The Plan of Reorganization was consummated on August 15, 1996. Pursuant to the Plan of Reorganization, $140,000,000 aggregate principal amount of 11.5% Senior Secured Notes Due 1999 of Seven-Up/RC (the "Senior Secured Notes"), together with the accrued interest thereon, was discharged. In connection with such discharge, the holders of the Senior Secured Notes received 98% of the equity of Seven-Up/RC (subject to dilution to the extent certain warrants and options to be granted by Seven-Up/RC are exercised, and $55 million of proceeds
from the sale of the stock of Puerto Rico.   In addition, BGAC was merged into
Seven-Up/RC.

     Seven-Up/RC's executive offices are located at 3220 East 26th Street, Vernon, California 90023. The telephone number at the Vernon location is (213) 268-7779.

BEVERAGE INDUSTRY

     Soft drinks are the most widely consumed beverage in the United States. Retail sales for the American soft drink industry in 1995 were estimated to be approximately $52 billion, of which approximately 58% were cola sales. Historically, the soft drink industry has been an industry of continual change and evolution. It is characterized by a relative absence of technological risk, lack of foreign competition and significant barriers to entry, primarily due to geographic exclusivity agreements with franchisors. Its competitive climate requires bottlers and franchisors to adapt quickly to market challenges, including changes in consumer tastes and package preferences and continuing developments in manufacturing and distribution methods.

TERRITORIES AND PRODUCTS

     The warm climate in Seven-Up/RC's territories considerably influences the trend towards higher per capita consumption of beverages. In addition, the high density of retail outlets in populous areas of its territories results in lower distribution costs.

     Unlike its principal competitors, Seven-Up/RC does not rely on any one trademark for a substantial majority of its sales. This diversification results in each brand receiving significant attention from the Company while providing the franchisor with the marketing and merchandising benefits of a larger bottler. Seven-Up/RC is committed to the profitability of its DSD business and will not seek to gain market share at the expense of profitability. The following table shows the percentage of DSD case sales for 1996 for each of the brands distributed in its territories:

      Brand                          %
      -----                        -----
      Seven-Up                      45.1
      A&W Brands                    10.6
      Royal Crown                    9.6
      Sunkist                        8.1
      Evian                          5.7
      Hawaiian Punch                 5.6
      Welch's                        3.9
      Schweppes                      2.9
      Perrier                        1.4
      Other (including fountain)    7.10
                                   -----
                                   100.0
                                   =====

     Liquitrend manufactures a variety of beverage products pursuant to short-term and long-term contracts. Liquitrend also exports beverage products to Mexico and the Far East.

     Seven-Up/RC's portfolio of franchised brands consists of highly recognizable trademarks that are market leaders in their respective beverage flavor categories. Seven-Up/RC believes that it is able to achieve a competitive number of promotional displays and a competitive amount of shelf space in retail outlets because of the strength and diversification of the trademarks in its brand portfolio.

     Seven-Up/RC's brand portfolio has a significantly higher combined market share of the beverages sold in its territories as compared to most other independent bottlers. However, Coca-Cola and Pepsi-Cola together account for over 60% of the soft drinks sold in these territories. Seven-Up/RC believes that it is able to effectively compete in its territories because its combined market share gives it marketing and merchandising advantages that it would not otherwise have with a smaller or less diversified portfolio.

BOTTLING RIGHTS

     Seven-Up/RC has agreements with franchisors pursuant to which it has the exclusive right to manufacture and/or distribute certain beverage products in specified territories, and generally has non-exclusive rights to produce, distribute and market certain soft drink syrups in premix (ready-to-use) and postmix (concentrated) form for fountain sales.

     Syrup concentrates are one of the primary ingredients of beverage products. Concentrate formulas are highly proprietary and are owned solely by the respective franchisors. The franchisors manufacture and sell to Seven-Up/RC concentrates from which the beverage products are produced. The franchisors are entitled to set the price for their concentrate unilaterally. Under the franchise agreements, in connection with the marketing and distribution of the beverage products, Seven-Up/RC has the right to use the trade names and trademarks and associated patents, copyrights, designs and labels, all of which are owned by the respective franchisors.

     Seven-Up/RC considers its franchise agreements with Cadbury Beverages North America (trade names of Seven-Up, A&W, Sunkist, Welch's, Schweppes, Canada Dry and Crystal Light), Royal Crown Cola Co., and Great Brands of Europe, Inc. to be material to its operations. These and other franchise agreements generally contain certain affirmative obligations that include, but are not limited to, maintenance of sufficient production and distribution facilities to satisfy fully the demand for the various beverage products in its territories, maintenance of quality control standards as prescribed by the franchisor, maintenance of sound financial capacity, use of best efforts to promote sales, submission of annual marketing, management, and advertising plans for approval (which approval may not be unreasonably withheld) and the submission of reports as to the implementation of these plans. The agreements generally prohibit Seven-Up/RC from engaging in specific activities, including, but not limited to, distributing or selling the beverage products outside the specified franchise territories, producing or handling competing products or other products or packages that would imitate, infringe upon or cause confusion with the beverage products, trade dress, containers or trademarks of the franchisor and assigning, transferring or pledging an agreement, or any interest therein, whether voluntarily, involuntarily or by operation of law, without prior consent. No franchisor has ever terminated any of Seven-Up/RC's franchise agreements as a result of the breaching of any provisions thereof and Seven-Up/RC considers its relationship with each of the franchisors to be satisfactory.

     However, on July 28, 1995, the Company received a notice of termination of the distribution agreement dated September 12, 1990 (the "Distribution Agreement") with Great Brands of Europe, Inc. ("GBE"). The Distribution Agreement grants the Company the exclusive right to distribute Evian Water in Southern California. In its notice of termination, GBE stated its belief that termination was justified, based on the Company's decision to suspend interest payments on its Senior Secured Notes. Additionally, the termination notice stated that the Company would be allowed to distribute Evian Water on an at will basis. GBE's notice of termination was not effective until the expiration of the contractually specified cure period. Before the cure period (as extended by agreement between the parties) expired, the Company and GBE reached a settlement pursuant to which the termination notice was withdrawn and the Distribution Agreement was amended. The Distribution Agreement, as amended on January 12, 1996, grants certain termination rights to GBE in the event that certain execution performance standards are not met.

     The franchise agreements are either perpetual or for several years with automatic renewals. A franchisor may terminate the rights to produce, market and distribute products upon an event of default by Seven-Up/RC and in certain other limited circumstances. Events of default include, but are not limited to, failure to fulfill the affirmative obligations or violations of the prohibited activities as described above. Seven-Up/RC generally may terminate an agreement at any time without cause by giving proper notice to the franchisor.
Termination of bottling rights with respect to its principal products would constitute an event of default under Seven-Up/RC's revolving credit facility and might have a material adverse effect on the financial position of Seven-Up/RC.

MANUFACTURING

     Seven-Up/RC produced 34.8 million cases in 1996 in its Vernon and Buena Park, California, and its Albuquerque, New Mexico manufacturing plants.

     Seven-Up/RC's largest manufacturing plant is located in Vernon, California, which is a combination manufacturing and distribution facility built in 1977. The Vernon plant operates two bottle lines and two can lines that can produce 42 million cases annually. Seven-Up/RC's Buena Park plant is diversified with four separate lines that produce cans, bottle, fountain products and pasteurized products. The Buena Park facility has a 27 million annual case capacity. The Albuquerque plant is a combined manufacturing and distribution facility that is capable of producing 3 million cases annually with one can line and one bottle line.

     The manufacturing process consists of receiving, batching, filling and packaging product. Empty containers are received in bulk and are moved from the supplier's trailers to de-palletizing equipment, which automatically places the empty containers on conveyors that carry them to the filling equipment. Treated water, concentrate, sweetener and additives are combined in large stainless steel tanks and are mixed, or "batched," with a motorized impeller. Each respective batch is then carbonated and sent to the filling equipment. At the same time, containers arrive by conveyor and are rinsed to remove any particulate matter. At the Vernon and Buena Park facilities, the containers are "air-rinsed" using ionized air and vacuum to remove dust particles. The filling equipment fills the air-rinsed containers with batched product at extremely high speeds. At the Vernon and Buena Park facilities, the containers are filled with batched product at ambient water temperature. This warm-fill process eliminates costs associated with refrigeration of the product (to reduce foaming in the filling process) and its subsequent warming (to reduce packaging damage caused by condensation). The filled cans and bottles are then automatically scanned or manually inspected to test filling level and cap or end placement. Cans are either packaged in multi-pack cartons or in corrugated trays and fastened with plastic rings. Bottles are usually packaged in returnable plastic shells. Each packaged case is then automatically transported to a "palletizer" where it is stacked on a wooden pallet to be stored before distribution.

     Seven-Up/RC purchases concentrate for its franchised brands directly from franchisors in accordance with franchise agreements. Price increases for concentrate are not limited by such agreements, but are imposed unilaterally by franchisors and have been historically 3 to 5% annually. The majority of Seven-Up/RC's other raw materials are purchased through a national cooperative of "non-Coke/Pepsi" bottlers that meet minimum volume requirements. The cooperative leverages the combined purchasing volume of its members in the negotiation of raw material costs. Most raw material contracts are for a period of one year or less. As a member of the cooperative, Seven-Up/RC believes that its costs for raw materials are comparable to those of its competitors. Key raw materials and their approximate percentage of material costs for 1996 include: concentrate (32.3%); aluminum cans (21.9%); purchased finished goods (including Evian, Snapple, Perrier and Yoo-Hoo) (18.6%); plastic bottles (9.0%); sweetener (8.4%); glass bottles (2.6%); packaging (1.9%); and other (5.3% including bottle closures and additives). Seven-Up/RC believes that adequate alternative sources exist for the majority of its raw materials with the exception of concentrate and purchased finished goods.

     Seven-Up/RC maintains a stringent quality control program. Automatic quality testing is performed on all of its products prior to and during the bottling process. A microbiologist and skilled technicians are kept on staff to test product, containers and packaging.

     Seven-Up/RC maintains an inventory management program that minimizes raw material inventory carrying costs and potential spoilage. In addition, only one day's supply of certain raw materials are kept on hand, including sweetener, cans and bottles.

SALES AND DISTRIBUTION

     Seven-Up/RC's sales methods differ according to its geographic markets and specific customer segments with sales oriented towards high-volume customers such as large retail chains, which results in economies of scale in selling and distribution expenses. Product orders are taken in advance by a salesperson and are generally delivered and merchandised within 24 hours by other employees.

     Seven-Up/RC utilizes its distribution channels to maximize market penetration with its principal method of distribution being DSD. DSD is the Company's preferred method of distribution because Seven-Up/RC has greater control over the sales, marketing and merchandising of its products. Deliveries are made by Seven-Up/RC's fleet of delivery vehicles located at each of its distribution facilities.

     The scope of Liquitrend's activities may be limited by the terms of Seven-Up/RC's franchise agreements and excess manufacturing capacity as Liquitrend utilizes this excess capacity to indirectly participate in other geographic markets. Liquitrend manufactures products for beverage or retail grocery companies that lack sufficient volume to justify the capital investment of a manufacturing plant.

     Seven-Up/RC makes cold drinks available to consumers through vending machines, fountain equipment and visi-coolers (bottler identified refrigerated cabinets). Vending machines are either sold, leased or loaned to retail outlets or distributors who are responsible for machine maintenance and product restocking. Visi-coolers are generally loaned to large retail outlets and convenience stores. In addition, Seven-Up/RC is involved in full-service vending. This process requires that the Company fill and service these vending machines and that a commission on sales is paid to the owner of the establishment at which the vending machine is placed. Fountain equipment dispenses products in restaurants, bars, amusement parks, theaters and other similar locations. Seven-Up/RC sells either premix, a ready-to-use product, or postmix, a concentrated product, to retailers in stainless steel or disposable containers for use in fountain equipment. However, Seven-Up/RC's fountain market share is not significant.

     During 1996, no single customer accounted for 10% or more of Seven-Up/RC's sales, and the Company is not dependent on any single customer. A significant portion of Seven-Up/RC's sales are made to large retail chains. However, because consumer demand requires these chains to stock Seven-Up/RC's products and because they are the only distributor of its products within its territories, Seven-Up/RC does not expect any of these large retail chains to discontinue its products.

MARKETING

     The marketing of beverage products is the primary basis of competition among soft drink bottlers. Successful bottlers must competitively price its products, creatively advertise in their territories and effectively execute promotional programs. Seven-Up/RC's marketing efforts are directed towards brand management, key account management, promotional activities and merchandising. Seven-Up/RC believes that its marketing program's allow it to compete effectively in its markets.

     Marketing programs for each of Seven-Up/RC's franchised brands are coordinated with the franchisors by its brand management group. National advertising campaigns are developed by the franchisors, while Seven-Up/RC brand managers develop local advertising campaigns, implement brand development strategies, direct promotional activities on a company-wide basis and monitor marketing support in accordance with annual marketing agreements with the franchisors.

     Seven-Up/RC's success is closely tied to its on-going relationships with its key accounts. Key account managers are responsible for coordinating promotional activities for a select group of accounts. These activities include placing "feature" newspaper advertisements that coincide with competitive pricing programs, obtaining authorization from the customer for new products and packages, and designing customer promotional programs to meet specific customer needs.

     A significant portion of Seven-Up/RC's promotional efforts focus on off-invoice allowances, newspaper advertising and coupons. The goal of these activities is to competitively position Seven-Up/RC brands in the marketplace and to obtain "feature" retail advertisements and end-aisle displays in high volume retail outlets. End-aisle and secondary displays are important marketing tools because they are tied to special promotions and feature advertisements that stimulate sales and encourage impulse purchases.

     Seven-Up/RC's merchandising activities seek to maintain high visibility and availability of its products in large grocery chains. Merchandisers are responsible for building displays in conjunction with promotional programs and restocking products on the beverage aisle of grocery stores. Seven-Up/RC assists its customers in obtaining maximum space utilization of the beverage aisle by employing a state-of-the-art computer program, which determines the most efficient use of shelf space based on sales volume and consumer preferences for product and packaging. This service is provided to its key accounts as a means of enhancing its relationship with these customers.

     Marketing expenditures are incurred by Seven-Up/RC, it's franchisors and by cooperative arrangements between the two. Retail promotional programs are Seven-Up/RC's most significant marketing expenditures and are paid for by the Company and supported through cooperative arrangements with its franchisors. National media advertising is funded by Seven-Up/RC's franchisors, while local media advertising is funded by the Company or through cooperative arrangements.

COMPETITION

     The soft drink industry is highly competitive. Over the past decade, the bottling industry has undergone significant horizontal consolidation (bottlers acquiring bottlers) and vertical consolidation (franchisors acquiring franchisors). Competition among bottlers is dependent on price, volume, advertising, promotional incentives and franchisor subsidies.

     Seven-Up/RC's principal competitors are Coca-Cola Enterprises, Inc. ("CCE") and the Pepsi-Cola Company ("COBO"), each of which is closely affiliated with its respective syrup company. Price competition between CCE and COBO has resulted in a consistent market-wide erosion of earnings over the past ten years.

     Seven-Up/RC competes in its markets by balancing the various elements that impact market share and profitability, and believes that long-term profitability is closely tied to market share stability. Additionally, Seven-Up/RC attempts to remain a "low-cost producer" through selected investments in manufacturing and distribution technology.

EMPLOYEES

     Seven-Up/RC employed 1,314 employees as of December 31, 1996. A majority of these employees (58%) are hourly workers covered by collective bargaining agreements. Various local chapters of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America represent employees at Las Vegas, Santa Maria and San Diego under contracts expiring in 1998, 1999 and 2001, respectively. Seven-Up/RC has not had any strikes or work stoppages in the past 20 years and considers its relationship with its employees to be satisfactory.

     On February 13, 1997, employees covered by the United Industrial Workers elected to be represented by the Amalgamated Industrial Workers Union. Seven-Up/RC does not expect that this event will have a significant impact on its future financial performance or the relationship with its employees.

GOVERNMENT REGULATION

     The production, distribution and sale of many of Seven-Up/RC's products are subject to the Federal Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, various Federal environmental statutes and various other Federal, state and local statutes regulating the production, sale, safety, advertising, labeling and franchising of beverages.

     California imposes a recycling fee on all containers of carbonated beverages. The fee is $.025 per container holding 24 ounces or less and $.05 per container holding 25 ounces or more, which may automatically be increased if target recycling rates are not reached. Containers of carbonated beverages must clearly display specific information, which informs consumers that the fee will be used exclusively for recycling efforts. Seven-Up/RC is required to pay the fee, but it is included on the invoice for products and assessed to the consumer at the retail level. Seven-Up/RC believes that future fee increases will be minimal because of the success of California's recycling program. However, a significant increase in the fee could materially decrease consumption of carbonated beverages in California.

     Substantially all of Seven-Up/RC's facilities are subject to federal, state and local laws regulating the environment. Compliance with these laws has not had any material effect upon the capital expenditures, net income or competitive position of Seven-Up/RC. Costs of compliance with existing and future environmental laws cannot be predicted with any degree of certainty and may significantly affect Seven-Up/RC's operations.

     Seven-Up/RC does not presently sell products in any state that requires deposits on bottle or can containers, but operating costs could be significantly affected if a national container deposit law were to be implemented.

ITEM 2.   PROPERTIES

     Seven-Up/RC's headquarters are located in Vernon, California, and it owns two combination manufacturing and distribution facilities, located in Vernon, California and Albuquerque, New Mexico and one manufacturing facility located in Buena Park, California. Seven-Up/RC has eleven additional distribution facilities, of which six are owned (located in Bakersfield, Orange, San Diego, San Fernando and Santa Maria, California and Las Vegas, Nevada) and five are leased (located in Fresno, El Centro, Oxnard, Redlands and Vernon, California). The leased facilities are subject to customary commercial leases with terms expiring between 1997 and 2003. Seven-Up/RC believes that its owned and leased facilities are sufficient to meet its operating requirements in the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     Seven-Up/RC is not a party to any legal proceedings other than those that occur in the normal course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Seven-Up/RC did not submit any matter to a vote of its security holders during the fourth quarter of 1996.

PART II

ITEM 5.   MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Prior to September 6, 1996 (on or about such date), there was no established public trading market for the common stock of Seven-Up/RC (the "Common Stock"). On or about September 6, 1996, the Common Stock began trading on the over-the-counter market under the symbol "SURC" and prices were quoted in the Pink Sheets (the "Pink Sheets") operated by the National Quotation Bureau Inc. Shortly thereafter, the Common Stock was listed on the OTC Bulletin Board. The following table sets forth on a per share basis, for the periods indicated, the high and low sales prices of the Common Stock as reported in the Pink Sheets and on the OTC Bulletin Board. Such over-the-counter market quotations in the Pink Sheets and the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                    Price Range
                                                --------------------
                                                  High        Low
                                                --------------------
Fiscal 1996:
       Third Quarter                            $   10.13   $   9.00
       Fourth Quarter                               11.88       9.13
Fiscal 1997:
       First Quarter (through March 31, 1997)       12.00       9.88

     Since August 15, 1996 (the date on which the Company emerged from bankruptcy), the Company has not declared or paid cash dividends on the Shares.

     As of March 31, 1997, there were approximately 29 record holders of the Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for Seven-Up/RC. The data for the periods from January 1, 1996 through August 15, 1996 and from August 16, 1996 through December 31, 1996 and for the years ended December 31, 1995 and 1994, and the data as of December 31, 1995 and 1996, were derived from the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. The financial statements were audited by Arthur Andersen LLP, independent public accountants, whose report with respect thereto appears elsewhere in this Annual Report on Form 10-K.

                                     Reorganized
                                    Company /(a)/                                    Predecessor Company /(a)/
                                    -------------    -----------------------------------------------------------------------------
                                     8/16 - 12/31     1/1 - 8/15                     Years Ended December 31,
                                    -------------    -----------   ---------------------------------------------------------------
                                        1996           1996          1995          1994             1993                1992
                                    -------------    -----------   -----------    -----------       -----------       ------------
                                                        (Dollar amounts in thousands, except per share data)
Statement of Operations Data:
Net sales                           $ 91,647          $202,844      $ 396,725         $413,840        $ 371,062        $ 374,460
Cost of goods sold                    74,058           164,320        334,942          342,336          299,735          295,481
Administrative, marketing and
   general expenses                   13,575            27,841         47,935           48,437           47,342           49,876
Depreciation and amortization          3,688            10,399         18,180           17,251           17,983           18,428
Restructure charges                       -                547          5,015               -                -                -
                                    --------          --------      ---------         --------        ---------        ---------
Operating income (loss)                  326              (263)        (9,347)           5,816            6,002           10,675
Interest expense                         838            12,871         23,057           21,626           19,938           21,222
Other income, net /(b)/                   50            34,309            210               95              418            1,236
                                    --------          --------      ---------         --------        ---------        ---------
(Loss) income before income
   taxes, reorganization
    expense and extraordinary
    items                               (462)           21,175        (32,194)         (15,715)         (13,518)          (9,311)

Reorganization expense /(c)/              -             13,011             -                -                -                -
Provision for income taxes                -                345             -               185               -                -
                                    --------          --------      ---------         --------        ---------        ---------
(Loss) income before
 extraordinary items                    (462)            7,819        (32,194)         (15,900)         (13,518)          (9,311)
Extraordinary (gain) loss  /(d)/          -            (54,577)            -                -               826           11,223
                                    --------          --------      ---------         --------        ---------        ---------
Net (loss) income                   $   (462)         $ 62,396      $ (32,194)        $(15,900)       $ (14,344)       $ (20,534)
                                    ========          ========      =========         ========        =========        =========
Loss per common share:
Net loss per common share           $    .09          $     -       $      -          $     -         $      -         $      -
                                    ========          ========      =========         ========        =========        =========
Weighted average common
   shares outstanding                  5,077                -              -                -                -                -
                                    ========          ========      =========         ========        =========        =========
Balance Sheet Data:
Working capital, as defined  /(e)/  $  8,153                -       $  16,054         $ 36,238        $  34,858        $  38,489

Property, plant and
 equipment, net                       56,790                -          79,945           87,388           83,447           87,496
Total assets                         121,370                -         192,133          243,834          210,198          212,407
Total long-term debt (less
 current portion) /(f)/               21,983                -              -           189,442          173,883          168,873
Stockholders' equity  (deficit)       52,663                -         (61,333)         (29,139)         (13,239)           1,105

Other Data:
Capital expenditures                $  3,356          $  5,228      $   5,208         $  5,138        $   5,446        $   4,742

(a) On May 13, 1996, Seven-Up/RC and its immediate holding company parent, Beverage Group Acquisition Corporation, filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code in U.S. Bankruptcy Court for the District of Delaware. On August 15, 1996, the Plan of Reorganization was consummated and Seven-Up/RC emerged as a reorganized company from Chapter 11. Due to the reorganization and implementation of fresh start reporting, the Consolidated Financial Statements for the new reorganized company (period starting August 16, 1996) are not comparable to those of the predecessor company. The predecessor company included Seven-Up/RC and Puerto Rico through the date of disposition, June 30, 1996.

(b) For the period January 1, 1996 through August 15, 1996, the amount consists of five elements: 1) $31,715,000 related to the gain on the sale of Puerto Rico; 2) $1,200,000 from Quaker Oats relating to the termination of the Snapple contract manufacturing agreement; 3) $686,000 from the Plastic Recycling Corporation of California for prior year overcharges relating to plastic containers produced in California but shipped out-of-state; 4) $597,000 gain on the property exchange of the Las Vegas distribution facility with the Rio Hotel; and 5) $161,000 of income associated with a Puerto Rican joint venture and gain on sale of fixed assets.

(c) The 1996 reorganization expense consists of three elements: 1) $7,207,000 write-down of goodwill associated with fixed life franchise agreements, other intangibles, pallets and shells; 2) $4,904,000 of legal and other professional fees incurred in implementing the Plan of Reorganization; and
     3) $900,000 of other reorganization expense including employee severance and relocation expense of the Carson distribution facility due to the reorganization related termination of the facility lease.

(d) The 1996 extraordinary gain of $54,577,000 consists of two items: 1) $55,087,000 of extraordinary gain resulting from the discharge of indebtedness relating to the old Senior Secured Notes ($140,000,000) and accrued interest ($24,756,000) offset by the securities principal payment from the sale of Puerto Rico ($55,000,000), the market value of the Common Stock exchanged for the old debt ($52,062,000) and the write-off of old debt issuance costs ($2,607,000); and 2) $510,000 relating to the write-off of old revolver debt issuance and collateral fees.

     The 1993 extraordinary items consist of accrued expenses for a prepayment premium and the write-off of deferred financing charges related to the revolving credit facilities replaced in February 1994. The 1992 extraordinary items consist of two transactions in connection with the recapitalization on August 11, 1992: 1) the write-off of $7,762,000 of debt issuance costs which was associated with debt which was retired early; and 2) a prepayment premium to the holder of Seven-Up/RC's senior subordinated notes of $3,461,000.

(e) Working capital, as defined, represents current assets (excluding cash and cash equivalents) less current liabilities (excluding current portion of long-term debt).

(f) All debt of Seven-Up/RC was classified as current at December 31, 1995, the amount of long-term debt reclassified to the current portion was $187,445,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Seven-Up/RC's primary measurement of unit volume is DSD cases. DSD case volume is defined as physical cases of beverage sold, including both ready-to-serve premix and postmix fountain products that are sold in bulk containers. Liquitrend's case volume is not combined in Seven-Up/RC's DSD case volume, but is included in net sales, cost of goods sold, and operating income. Liquitrend's net sales fluctuate from year to year based on the nature of the typical contract manufacturing contract which is negotiated on a month-to-month or quarter-to-quarter basis. Liquitrend's gross margins are significantly less than the gross margins for DSD because Liquitrend revenue is based solely on a contract manufacturing fee that is slightly more than the actual cost incurred for direct labor and indirect plant costs associated with the incremental Liquitrend case volume. The Liquitrend business is important to Seven-Up/RC's operating income because the incremental revenue offsets a significant portion of the fixed costs associated with the excess production capacity that exists during the non-summer months with cyclically lower DSD case volume.

COMPARISON OF SEVEN-UP/RC'S 1996 RESULTS OF OPERATIONS WITH SEVEN-UP/RC'S 1995 RESULTS OF OPERATIONS

     The following table set forth consolidated sales, cost of goods sold, administrative, marketing and general expenses, interest expense and net income for the twelve months ended December 31, 1996 and 1995. To facilitate a meaningful comparison of Seven-Up/RC's operating performance for these periods, the operations of the predecessor company and the reorganized company have been combined. Additionally, the Company's Reorganization and recent restructuring resulted in the elimination and/or downsizing of several product lines, including the operations of Puerto Rico, Avalon, Snapple DSD, Snapple Liquitrend and Cott Liquitrend. For purposes of analysis, these product lines have been eliminated in the following tables to arrive at comparable sales, cost of goods sold and administrative, marketing and general expenses.

                                      Predecessor          Reorganized
                                    --------------      ----------------
                                     1/1 - 8/15           8/16 - 12/31         Combined
                                       1996                 1996                 1996              1995
                                    --------------      ----------------      ----------         ---------
                                                        (Dollar amounts in thousands)
Consolidated net sales                $202,844               $91,647           $ 294,491           $396,725
Less:
   Puerto Rico                                                                    37,935             82,256
   Avalon                                                                          1,542             24,485
   Hot-Fill Liquitrend                                                             9,665             25,700
   Cott Liquitrend                                                                 1,067              4,784
   Snapple DSD                                                                        -              15,620
                                                                               ---------           --------
        Comparable sales                                                       $ 244,282           $243,880
                                                                               =========           ========

     Consolidated net sales decreased to $294,491,000 in 1996 from $396,725,000 in 1995, or (26%). This decrease of $102,234,000 was due primarily to the implementation of Seven-Up/RC's Plan of Reorganization which included the disposition of its Puerto Rico subsidiary ($44,321,000) and the elimination of the unprofitable businesses of Avalon warehouse distribution ($22,943,000), Hot-Fill Liquitrend ($16,035,000) and Cott Liquitrend ($3,717,000). Additionally, Southern California's core DSD net sales were impacted $15,620,000 due to the termination of the Snapple distribution agreement with the Quaker Oats Company for the Southern California counties of Orange and San Bernardino during the fourth quarter of 1995.

     Comparable net sales increased to $244,282,000 in 1996 from $243,880,000 in 1995. DSD case volume increased 3% (when adjusted to exclude the loss of Snapple DSD volume) due to the Company's philosophy to become more price competitive in the major grocery chain segment and the addition of the Mistic trademark (natural teas and juices) which is owned by Triarc (owner of the Royal Crown trademark). The higher selling price associated with the Mistic trademark offset the costs associated with increased promotional activity in the major grocery chain segment, resulting in net sales increasing slightly in 1996 as compared to 1995.

                                      Predecessor          Reorganized
                                    --------------      ----------------
                                     1/1 - 8/15           8/16 - 12/31         Combined
                                       1996                 1996                 1996              1995
                                    --------------      ----------------      ----------         ---------
                                                          (Dollar amounts in thousands)

Consolidated cost of goods sold       $74,058              $164,320            $238,378           $334,942
Less:
  Puerto Rico                                                                    30,857             65,925
  Avalon                                                                          1,511             22,511
  Hot-Fill Liquitrend                                                            10,400             27,654
  Cott Liquitrend                                                                   984              4,051
  Snapple DSD                                                                        -              14,480
                                                                               --------           --------
     Comparable cost of goods sold                                             $194,626           $200,321
                                                                               ========           ========

     Consolidated cost of goods sold decreased to $238,378,000 in 1996 from $334,942,000 in 1995, or (29%). This decrease of $96,564,000 was due primarily to the implementation of Seven-Up/RC's Plan of Reorganization which included the disposition of its Puerto Rico subsidiary ($35,068,000) and the elimination of the unprofitable businesses of Avalon warehouse distribution ($21,000,000), Hot-Fill Liquitrend ($17,254,000) and Cott Liquitrend ($3,067,000). Additionally, Southern California's DSD cost of goods sold were impacted $14,480,000 due to the termination of the Snapple distribution agreement with the Quaker Oats Company for the Southern California counties of Orange and San Bernardino during the fourth quarter of 1995.

     Comparable cost of goods sold decreased to $194,626,000 in 1996 from $200,321,000 in 1995. This decrease of $5,695,000 reflects the efficiencies that were realized in the core DSD business from the successful implementation of the Plan of Reorganization and its direct impact on reducing both direct and indirect operating expenses.

                                      Predecessor          Reorganized
                                    --------------      ----------------
                                     1/1 - 8/15           8/16 - 12/31         Combined
                                       1996                 1996                 1996              1995
                                    --------------      ----------------      ----------         ---------
                                                          (Dollar amounts in thousands)

Consolidated administrative,
  marketing and general expenses     $13,575                $ 27,841            $ 41,416          $ 47,935
Less:
  Puerto Rico                                                                      2,687             6,312
  Avalon                                                                             134             1,851
  Hot-Fill Liquitrend                                                                 -                 -
  Cott Liquitrend                                                                     -                273
  Snapple DSD                                                                         -                120
                                                                                --------          --------
        Comparable administrative,
          marketing and general
          expenses                                                              $ 38,595          $ 39,379
                                                                                ========          ========

     Consolidated administrative, marketing and general expenses decreased to $41,416,000 in 1996 from $47,935,000 in 1995, or (14%). This decrease of
$6,519,000 was due primarily to the implementation of Seven-Up/RC's Plan of Reorganization which included the disposition of its Puerto Rico facility ($3,625,000) and the elimination of the unprofitable businesses of Avalon warehouse distribution ($1,717,000) and Cott Liquitrend ($273,000). Additionally, Southern California's DSD administrative, marketing and general expenses were impacted $120,000 due to the termination of the Snapple distribution agreement with the Quaker Oats Company for the Southern California counties of Orange and San Bernardino during the fourth quarter of 1995.

     Comparable administrative, marketing and general expense decreased to $38,595,000 in 1996 from $39,379,000 in 1995. This decrease of $784,000 represents primarily the reduction of administrative support employees that were eliminated as part of the downsizing segment of the Plan of Reorganization.

                                      Predecessor          Reorganized
                                    --------------      ----------------
                                     1/1 - 8/15           8/16 - 12/31         Combined
                                       1996                 1996                 1996              1995
                                    --------------      ----------------      ----------         ---------
                                                          (Dollar amounts in thousands)
Consolidated interest expense        $ 838                $ 12,871             $13,709            $23,057

     Consolidated interest expense decreased to $13,709,000 in 1996 from $23,057,000 in 1995. This reduction of $9,348,000 was due primarily to the cancellation of the Senior Secured Notes pursuant to the Reorganization.

                                      Predecessor          Reorganized
                                    --------------      ----------------
                                     1/1 - 8/15           8/16 - 12/31         Combined
                                       1996                 1996                 1996              1995
                                    --------------      ----------------      ----------         ---------
                                                          (Dollar amounts in thousands)
Consolidated other income
 (expense)                           $34,309             $ 50                  $ 34,359           $ 210

     Consolidated other income increased to $34,359,000 in 1996 from $210,000 in 1995. This increase of $34,149,000 consists of the following five elements: 1) $31,715,000 related to the gain on the sale of Puerto Rico; 2) $1,200,000 received from Quaker Oats relating to the termination of the Snapple contract manufacturing agreement; 3) $686,000 from the Plastic Recycling Corporation of California for prior year overcharges relating to plastic containers produced in California but shipped out-of-state; 4) $597,000 gain realized on the property exchange of the Las Vegas distribution facility with the Rio Hotel; and 5) $49,000 of decreased other income relating to a Puerto Rican joint venture.

     Reorganization expense of $13,011,000 represents those costs incurred with the implementation of the Plan of Reorganization and consists of the following three elements: 1) $7,207,000 write-down of goodwill associated with fixed life franchise agreements, other intangibles, pallets and shells; 2) $4,904,000 of legal and professional fees incurred in implementing the Plan of Reorganization;
3) $900,000 of other reorganization expense including employee severance and relocation expense of the Carson distribution branch due to the reorganization related termination of the facility lease.

     Extraordinary gain of $54,577,000 represents the net recognition of income associated with the cancellation of indebtedness relating to the implementation of the Plan of Reorganization and consists of the following: $140,000,000 gain resulting from discharge of indebtedness relating to the Senior

Secured Notes and a $24,756,000 gain resulting from the forgiveness of the accrued interest on the Senior Secured Notes, offset by the $55,000,000 securities principal payment from the sale of Puerto Rico, the $52,062,000 market value of Common Stock exchanged for the Senior Secured Notes, the $2,607,000 write-off of old deferred financing costs and. a $510,000 write-off of the old revolver debt issuance and collateral fees.

                                      Predecessor          Reorganized
                                    --------------      ----------------
                                     1/1 - 8/15           8/16 - 12/31         Combined
                                       1996                 1996                 1996              1995
                                    --------------      ----------------      ----------         ---------
                                                          (Dollar amounts in thousands)
Consolidated net income
 (loss)                               $   (432)            $ 62,396            $ 61,934          $(32,194)

     Consolidated net income increased to $61,934,000 in 1996 from a loss of $32,194,000 in 1995. This variance of $94,128,000 consists primarily of the following six elements, as set forth above: 1) $9,410,000 increase in operating income which includes a $4,468,000 reduction in restructuring expense; 2) $9,348,000 reduction in interest expense; 3) other income of $34,149,000 which includes a $31,715,000 gain on the sale of Puerto Rico; 4) reorganization expense of $13,011,000 relating to the implementation of the Plan of Reorganization; 5) provision for income taxes of $345,000; and 6) extraordinary gain of $54,577,000 which represents the net recognition of income associated with the cancellation of indebtedness relating to the implementation of the Plan of Reorganization.

COMPARISON OF THE COMPANY'S 1995 RESULTS OF OPERATIONS WITH THE COMPANY'S 1994 RESULTS OF OPERATIONS

     Total net sales decreased to $396,725,000 in 1995 from $413,840,000 in 1994, or 4.1%. This decrease was due to a net sales decrease of $29,163,000 at Southern California that was partially offset by a $12,048,000 net sales increase at Puerto Rico. Southern California's performance in 1995 was negatively impacted by a reduction in DSD case volume, reduced hot-fill contract packing sales and reduced sales of private label products. Puerto Rico's net sales increase was primarily the result of increased Snapple beverage sales.

     Net sales of Southern California's DSD product line decreased to $235,466,000 in 1995 from $252,961,000 in 1994, or 6.9%, due to a case sales decrease of 13.0%, which was greater than the market-wide reduction of measured carbonated soft drink (CSD) sales. This decrease was primarily the result of
(i) Southern California's decision to increase its pricing during 1995 to offset raw material price increases, (ii) reduced levels of franchisor-supported price promotions, and (iii) aggressive competitive CSD pricing and promotional activity in this market. DSD net sales at Puerto Rico increased to $80,625,000 in 1995 from $69,768,000 in 1994, or 15.6%. This net sales increase was primarily the result of an approximate $12,500,000 increase in New Age and malta beverage sales, offset by a carbonated DSD soft drink sales decrease of approximately $1,643,000.

     Liquitrend's net sales increased to $56,149,000 in 1995 from $54,075,000 in 1994, or 3.8%. Restated to reflect approximately $13,683,000 of contractual raw material purchase increases, which had no impact on operating results as cost of goods sold was increased by a like amount, net sales decreased to $42,466,000 or 21.5%. As part of Seven-Up/RC's restructuring effort, hot-filled products will be downsized which will reflect lower sales in the future.

     Avalon's net sales decreased to $24,485,000 in 1995 from $37,036,000 in 1994, or 33.9%. This decrease was due to Southern California's decision to discontinue Avalon's DSD operation during the second quarter of 1995 and significantly lower sales of Southern California's value-priced Royal Island and Nehi products.

     Management believes that the factors that caused Southern California's net sales to decrease in 1995 are likely to continue in the foreseeable future.

     Cost of goods sold decreased to $334,942,000 in 1995 from $342,336,000 in 1994, or 2.2%. This decrease was primarily the result of lower direct material costs, variable transportation and production expenses associated with the net sales reduction in Southern California's operations, and the fourth quarter impact of Southern California's permanent work force reduction announced September 11, 1995. Offsetting this decrease were significant direct material increases related to Puerto Rico's net sales increase and Liquitrend's $13,683,000 contractual raw material cost increase offset by its corresponding sales increase.

     Administrative, marketing and general expenses decreased to $47,935,000 in 1995 from $48,437,000 in 1994, or 1.0%. This decrease was primarily the result of the fourth quarter impact of Southern California's permanent 205 employee work force reduction announced September 11, 1995. Partially offsetting this decrease were increased legal and litigation expenses, higher worker's compensation expense and increased expenses related to customer required implementation of delivery and invoicing information systems in Southern California. Puerto Rico's administrative, marketing and general expenses increased, primarily the result of variable marketing expenses related to its New Age and malta product sales increase.

     Interest expense increased to $23,057,000 in 1995 from $21,626,000 in 1994, or 6.6%, the result of higher interest rates on Seven-Up/RC's revolving credit facilities and an increase in the average borrowings outstanding.

     For the reasons set forth above, Seven-Up/RC's net loss before restructuring charges of $5,015,000, increased to $27,179,000 in 1995 from $15,900,000 in 1994, or 70.9%.

     The $5,015,000 restructuring charge includes approximately $2,459,000 of professional fees and expenses, $906,000 of charges in connection with severance costs associated with a work force reduction and $1,660,000 of costs related to certain equipment and real estate lease terminations.

     On September 11, 1995, Southern California announced a permanent reduction in its work force of 205 employees, divided almost equally between salary and hourly.

LIQUIDITY AND CAPITAL RESOURCES

     The table below sets forth a consolidated statement of cash flows for the twelve months ended December 31, 1996 and 1995. To facilitate a meaningful comparison of Seven-Up/RC's liquidity and capital resources for these periods, the cash flow for operating activities, investing activities and financing activities for the predecessor company and reorganized company for 1996 have been combined.

                                      Predecessor          Reorganized
                                    --------------      ----------------
                                     1/1 - 8/15           8/16 - 12/31         Combined
                                       1996                 1996                 1996              1995
                                    --------------      ----------------      ----------         ---------
                                                          (Dollar amounts in thousands)
Net cash (used in) provided
 by operating activities            $  36,398              $(14,553)           $ 21,845             $ 5,767
Net cash (used in) provided
 by investing activities               64,354                (3,316)             61,038              (5,091)
Net cash (used in) provided
 financing activities                (103,825)               18,806             (85,019)             (1,709)
                                    ---------              --------            --------            --------
NET INCREASE (DECREASE) IN
 CASH                               $  (3,073)             $    937            $ (2,136)           $ (1,033)
                                    =========              ========            ========            ========

     Seven-Up/RC's operating activities provided $21,845,000 of net cash in 1996 as compared to $5,767,000 in 1995. This change of $16,078,000 was due primarily to $9,348,000 of lower interest expense, resulting from the suspension of interest accruals following the Company's filing for reorganization relief under Chapter 11 of the bankruptcy code on May 13, 1996, and non-recurring other income of $2,483,000 which was due to $1,200,000 from the termination of the Snapple contract manufacturing agreement, $686,000 from the prior year refund of plastic recycling fees and $597,000 from the property exchange of the Las Vegas distribution branch with the Rio Hotel. Additionally, Seven-Up/RC generated a significant contribution from working capital with the implementation of its Plan of Reorganization to reduce inventory SKU's and to improve its accounts receivable days outstanding by changing the timing of its major chain promotional programs.

     Seven-Up/RC's investing activities provided $61,038,000 of net cash in 1996 as compared to a $5,091,000 use of net cash in 1995. This change of $66,129,000 was due primarily to net proceeds of $69,456,000 resulting from the sale of the Puerto Rico franchise territory as part of the Plan of Reorganization to provide a payment of principal to the holders of the Senior Secured Notes. Seven-Up/RC's investing activities in 1996 included $8,584,000 in purchases of property, plant and equipment as compared to $5,208,000 in 1995.

     Seven-Up/RC's financing activities used $85,019,000 of net cash in 1996 as compared to $1,709,000 of net cash used in 1995. This change of $83,310,000 was primarily due to the use of proceeds from the sale of the Puerto Rico franchise territory to pay $55,000,000 to the holders of the Senior Secured Notes, $8,686,000 to pay down the Southern California revolving loan as an offset to restructuring and reorganization expenses incurred in 1996 and 1995, and the $8,563,000 pay off of the Puerto Rico revolving line of credit. Additionally, net cash provided by operating activities enabled the repayment of $3,793,000 of the term loan, capital leases and debt issuance costs, and a decrease in its net borrowings under the revolving credit facilities by $8,977,000. Seven-Up/RC's
unused revolving credit facility was $8,797,000 at December 31, 1996.     As of
March 28, 1997, and the printing of this document, Seven-Up/RC's unused revolving credit facility was $5,998,000. Seven-Up/RC believes that the continued implementation of its five-year reorganization plan will provide ample borrowing availability through its revolving credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued SFAS No.
121. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 in the first quarter of 1996. The adoption did not have an impact on the Company's financial position or its results of operations.

     In November 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting. Companies that do not choose to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APBO) No. 25, but will be required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. The Company adopted SFAS No. 123 in the first quarter of 1996 electing to follow the accounting provisions of APBO No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, if material.

     In March, 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure." SFAS No. 128 eliminates several requirements of APBO No. 15, simplifying earnings per share calculations. The Company is required to adopt SFAS No. 128 in the first quarter of 1997. As of December 31, 1996, the adoption of SFAS No. 128 would not have a material impact on the Company's financial position or its results of operations.

SUBSEQUENT EVENTS

     On February 28, 1997, Seven-Up/RC entered into an Agreement and Plan of Merger (the "Merger Agreement") with Dr Pepper Bottling Company of Texas ("Dr Pepper Bottling") whereby DPB Acquisition Corp., a wholly-owned subsidiary of Dr Pepper Bottling (the "Purchaser") has made an offer to purchase all the issued and outstanding shares of the Company for $12.00 per share (the "Offer"). The Offer is conditioned upon, among other things, (i) there being validly tendered and not withdrawn prior to the expiration date for the Offer that number of shares of Common Stock which would represent, on a fully-diluted basis, at least 65% of the outstanding Common Stock, (ii) receipt by the Purchaser of sufficient funds from its financing sources, and (iii) the receipt of certain identified consents.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report on page F-1.

ITEM 9. CHANGES OF AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with Seven-Up/RC's accountants during 1996.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, positions and ages of the directors, executive officers and key employees of Seven-Up/RC as of December 31, 1996.

                                     Age
                                 December 31,
Name                                 1996               Position(s)
---------------------------------------------------------------------------
Barton S. Brodkin                  55            Chairman of the Board,
                                                 Chief Executive Officer
                                                 and President
Richard D. Ferguson                40            Executive Vice
                                                 President/Chief Financial
                                                 Officer
Roy S. Breneman                    55            Executive Vice
                                                 President/Chief Sales and
                                                 Marketing Officer
Louis Janicich                     59            Senior Vice President of
                                                 Administration/Legal
                                                 Services, Chief Human
                                                 Resources Officer
F. L. Joseph Chalmers                            Senior Vice President of
                                                 Operations
Jack R. Attwood                    67            Director
William C. Langley                 58            Director
M. L. Lowenkron                    65            Director
Daniel D. Villanueva               58            Director

     Barton S. Brodkin began his career in the soft drink industry in 1967 with the Pepsi-Cola Bottling Company, where he held various sales and marketing positions, ultimately becoming Group Marketing Manager. He joined Westinghouse's Beverage Group in 1973 as Vice President of the Western Division and in 1980 was promoted to Business Unit President and General Manager. He is a director of and has served as President of the Seven-Up Bottlers Association and is current Treasurer of the National Soft Drink Association and a director of the RC Bottlers Association.

     Richard D. Ferguson has been with the Company since 1979 and has held various positions of increasing importance in accounting and finance. He has held the position of Executive Vice President, Chief Financial Officer since October 1996 and was previously the Vice President of Financial and Business Planning.

     Roy S. Breneman began his career in the soft drink industry in 1968 as a merchandising manager with the Pepsi-Cola Company. He served as Vice President, General Manager for the Dr Pepper bottler in Dallas and was National Sales Manager for the Country Time ready-to-drink division of General Foods Corporation. He joined Westinghouse's Beverage Group as Vice President of Marketing Services and became Senior Vice President of Sales and Marketing in 1986.

     Louis Janicich has been involved in human resources in the soft drink industry since 1967 as Director of Industrial Relations with the Pepsi-Cola Bottling Company of Los Angeles. He joined Westinghouse's Beverage Group as Director of Industrial Relations in 1970 and in 1987 assumed his current position of Senior Vice President of Human Resources.

     F.L. Joseph Chalmers joined Westinghouse in 1969 and held various positions in purchasing and operations. He joined Westinghouse's Beverage Group in 1976 and has held various positions of increasing importance in purchasing, sales and operations. He assumed his current position as Senior Vice President of Operations in June 1996.

     Jack R. Attwood, a director of the Company since 1990, joined the Coca-Cola Bottling Company of Los Angeles in 1953 and served in various positions until his retirement in 1986. From 1966 to 1970 he was Vice President of Advertising and from 1970 to 1971 he was Vice President of Marketing. In 1971, he was named Senior Vice President and General Manager of the soft drink division. In 1976, he was appointed Executive Vice President, and in 1981 was appointed President and Chief Operating Officer. In 1984, he was appointed Corporate Senior Vice President of the Beverage Group, US Food Segment of Beatrice Companies, Inc. and became Chairman of the Board of the Coca-Cola Bottling Company of Los Angeles. He is a director of Sports Chalet, Inc. and several private companies.

     William C. Langley became a director of the Company in August 1996. From 1991 to 1996, Mr. Langley was Executive Vice President, Chief Credit and Risk Policy Officer, Chemical Bank and Chemical Banking Corporation and Executive Vice President of Chase Manhattan Corporation from April to July 1996. Mr. Langley is a director of the Chase Preferred Capital Corporation and Morrison Knudsen Corporation.

     M. L. Lowenkron became a director of the Company in August 1996. From 1980 to 1993 Mr. Lowenkron was President and Chief Executive Officer of A&W Brands, Inc. and from 1995 to June 1996, President and Chief Executive Officer of Heileman Brewing Co. Inc. Mr. Lowenkron is a director for Hat Brands, Inc., Triarc Companies and DePux, Inc.

     Daniel D. Villanueva became a director of the Company in August 1996. Since 1990 Mr. Villanueva has been Chairman and managing Director of Bastion Capital Corporation and from 1988 to 1990 was General manager of a Los Angeles Univison affiliate, KMEX-TV.

     At present, all Directors are elected and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. There are no family relationships between any of the Directors or executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

                                                         Annual Compensation
                                           ------------------------------------------
Name and                                                                                              All other
Principal Position                            Year          Salary           Bonus                Compensation/(1)/
--------------------------------------     ---------     -----------       ----------             -----------------
Barton S. Brodkin                           1996         $  316,098        $  667,083                    $    9,091
     Chairman of the Board                  1995            300,000            54,000                         7,933
        President and Chief                 1994            275,580            53,573                        12,120
         Executive Officer

Roy S. Breneman                             1996         $  127,824        $  115,325                    $    5,400
     Chief Sales and Marketing              1995            138,960                 -                        14,785
      Officer, and Executive Vice           1994            133,920                 -                        17,740
       President

Louis Janicich                              1996         $  129,600        $  116,856                    $   16,880
     Senior Vice President of Human         1995            128,295                 -                       165,413 /(2)/
        Resources and Secretary             1994            123,660                 -                        22,421

Richard Ferguson                            1996         $   94,271        $   78,333                    $    6,000
     Chief Financial Officer and            1995             77,100                 -                             -
         Executive Vice President           1994             75,120                 -                             -

F.L. Joseph Chalmers                        1996         $  117,060        $   83,465                    $    3,720
     Senior Vice President of               1995            110,685                 -                         3,720
      Operations                            1994            106,680                 -                         3,720

(1) Represents amounts paid by the Company for life insurance premiums, automobile reimbursement and employer matched 401(k) payments. Includes contributions by the Company to the Company's target benefit defined contribution plan on behalf of each of the named executives for 1994 and 1995. Contributions by the Company under this plan were suspended for 1996.

(2) Includes funds received from termination of the 401-E program that was previously reported as bonus for this employee.

DIRECTOR COMPENSATION

     Directors who are not employees of Seven-Up/RC receive an annual director's fee of $20,000 in addition to $1,000 per meeting attended and are reimbursed for meeting related expenses.

EMPLOYMENT AGREEMENT

     At a meeting held on October 31, 1996 of the Personnel & Compensation Committee of the Board of Directors (the "Compensation Committee"), which committee is comprised of Jack Attwood and Monroe L. Lowenkron, the Compensation Committee recommended that the Board of Directors review and evaluate the employment agreement between the Company and Bart S. Brodkin, the Chief Executive Officer of the Company. After a series of negotiations between the Compensation Committee and Mr. Brodkin, on January 22, 1997, the Company entered into a Second Amended and Restated Management Agreement with Mr. Brodkin (the "Brodkin Agreement"). The annual compensation payable by the Company to Mr. Brodkin under the Brodkin Agreement is $400,000. The Brodkin Agreement expires on December 31, 1999, subject to automatic one-year renewals unless terminated upon written notice by either party at least 90 days prior to the end of the year or earlier upon Mr. Brodkin's death, Disability, resignation, retirement, or removal for Cause (as such capitalized terms are defined in the Brodkin Agreement). In addition, the Brodkin Agreement provides for severance benefits to be paid in a lump sum by the Company to Mr. Brodkin upon a Change of Control (as defined in the Brodkin Agreement).

     The Brodkin Agreement was amended by a First Amendment to Management Agreement, dated as of February 28, 1997 (the "First Amendment"). The First Amendment shall only become effective immediately prior to the purchase of Common Stock by the Purchaser in the Offer and shall be of no further force or effect if the Merger Agreement is terminated. The execution and delivery of the First Amendment was a condition to the execution and delivery of the Merger Agreement by Dr Pepper Bottling. The First Amendment, will, among other things, significantly amend certain of the provisions regarding severance payments to, and continued fringe benefits for, Mr. Brodkin following the termination of his employment. In this regard, the special provisions requiring the Company to pay to Mr. Brodkin an amount equal to three times his base salary and bonus and to maintain certain benefits for him for 36 months if his employment is terminated under certain circumstances following a Change of Control (as defined in the Brodkin Agreement) will be eliminated. In addition, under the First Amendment, the circumstances constituting Good Reason (as defined in the Brodkin Agreement) under which Mr. Brodkin may resign and obtain severance benefits will be significantly narrowed and certain procedural requirements for the benefit of Mr. Brodkin that would have been applicable if he had been terminated under certain circumstances constituting Cause (as defined in the Brodkin Agreement) will be terminated. The First Amendment will also eliminate Mr. Brodkin's right to receive certain severance payments in the event that he resigns other than for Good Reason (as defined in the Brodkin Agreement). Pursuant to the First Amendment, the automatic extension under the Brodkin Agreement is limited to one additional year, such extension still being subject to neither party giving contrary notice. The First Amendment will not alter the base salary provided under the Brodkin Agreement or Mr. Brodkin's rights to participate in the Company's annual bonus program.

     The foregoing is a summary of the Brodkin Agreement and the First Amendment. Such Summary is qualified in its entirety by reference to the text of the Brodkin Agreement and the First Amendment, copies of which are filed as exhibits to this Annual Report on Form 10-K.

     On February 10, 1997, the Company entered into Management Agreements with each of Rick Ferguson and Roy Breneman (the "Ferguson Agreement" and the "Breneman Agreement", respectively). Each of the Ferguson Agreement and the Breneman Agreement provides for severance benefits to be paid by the Company in a lump sum to Messrs. Ferguson and Breneman, respectively, upon a Change of Control (as defined in each of the Ferguson Agreement and the Breneman Agreement). The Ferguson Agreement was amended by a Termination Agreement dated as of February 28, 1997 (the "Ferguson Contract Termination Agreement"). The execution and delivery of the Ferguson Contract Termination Agreement was a condition to the execution and delivery of the Merger Agreement by Dr Pepper Bottling. The Ferguson Contract Termination Agreement shall only become effective immediately prior to the purchase of Shares by the Purchaser in the Offer and shall be of no further force or effect if the Merger Agreement is terminated. In the event that the provisions of the Ferguson Contract Termination Agreement become effective, the Ferguson Agreement will be terminated and will cease to be of any further force and effect. The foregoing is a summary of the Ferguson Agreement, as amended by the Ferguson Contract Termination Agreement, and the Breneman Agreement. Such summary is qualified in its entirety by reference to the text of the Ferguson Agreement, as amended by the Ferguson Contract Termination Agreement, and the Breneman Agreement, copies of which are filed as exhibits to this Annual Report on Form 10-K, and are each incorporated herein by reference.

STOCK OPTION PLANS

      Pursuant to the terms and conditions of the Reorganization Plan, the Company granted, on February 3, 1997, options to purchase Shares at an exercise price of $7.30 per Share, to its executive officers (collectively, the "Management options") as follows: Rick Ferguson, options to purchase 32,000 Shares; Joe Chalmers, options to purchase 22,000 Shares; Lou Janicich, options to purchase 22,000 Shares; Roy Breneman, options to purchase 22,000 Shares; Tom Theriault, options to purchase 22,00 Shares; Derrick Snider, options to purchase 13,800 Shares; Tom Holborow, options to Purchase 13,800 Shares; Jose Mejia, options to purchase 5,500 Shares; Steve Walb, options to purchase 5,500 Shares; and Bart Brodkin, options to purchase 160,549 Shares.

     Upon the exercise of the stock purchase warrant held by WB Bottling Corporation and pursuant to anti-dilution provisions contained in such stock purchase warrant, the holders of Management Options shall receive additional options pursuant to anti-dilution provisions contained in the Management Options. Such additional options shall be granted as follows: Rick Ferguson, options to purchase 1,800 Shares; Joe Chalmers, options to purchase 1,250 Shares; Lou Janicich, options to purchase 1,250 Shares; Roy Breneman, options to purchase 1,250 Shares; Tom Theriault, options to purchase 1,250 Shares; Derrick Snider, options to purchase 775 Shares; Tom Holborow, options to purchase 775 Shares; Jose Mejia, options to purchase 300 Shares; Steve Walb options to purchase 300 Shares; and Bart Brodkin, options to purchase 8,980 Shares. The foregoing is a summary of the Management Options. Such summary is qualified in its entirety by reference to the text of each Management Option, the form of which is filed as an exhibit to this Annual report on Form 10-K, and is incorporated herein by reference.

     At a meeting of the Compensation Committee held on October 31, 1996, the Compensation Committee resolved to recommend to the Board of Directors that a stock option plan be approved for certain managers and directors of the Company. On January 30, 1997, the Compensation Committee made their recommendations to the Board of Directors and the Board of Directors authorized, approved, and adopted the terms and conditions of the 1996-1997 Stock Option Plan (the "Stock Option Plan"). Pursuant to the terms and conditions of the Stock Option Plan, on February 4, 1997, the Company granted options to purchase Shares, at an exercise price of $8.00 per Share, to its executive officers and directors (collectively, the "Employee/Director Options" and, together with the Management Options, the "Options") as follows: Rick Ferguson, options to purchase 13,900 Shares; Joe Chalmers, options to purchase 10,250 Shares; Lou Janicich, options to purchase 10,250 Shares; Roy Breneman, options to purchase 6,850 Shares; Tom Theriault, options to purchase 10,250 Shares; Derrick Snider, options to purchase 8,300 Shares; Tom Holborow, options to purchase 8,300 Shares; Jose Mejia, options to purchase 2,150 Shares; Steve Walb, options to purchase 2,150 Shares; Bart Brodkin, options to purchase 225,622 Shares; Jack Attwood, options to purchase 21,000 Shares; Monroe Lowenkron, options to purchase 21,000 Shares; William

Langley, options to purchase 21,000 Shares; and Daniel Villanueva, options to purchase 21,000 Shares. The foregoing is a summary of the Stock Option Plan and the Employee/Director Options. Such summary is qualified in its entirety by reference to the text of the Stock Option Plan, and the Employee/Director Options, copies of which are filed as exhibits to this Annual Report on Form 10-K, and are each incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of February 28, 1997, with respect to the beneficial ownership of Shares by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Shares (as derived solely from the Company's review of Schedules B, D, and 13G on file with the Securities and Exchange Commission and from correspondence received from certain stockholders of the Company), (ii) each director of the Company, (iii) the Chief Financial Officer and the four other most highly compensated executive officers of the Company as of February 28, 1997, whose total annual compensation for the year ended December 31, 1996, exceeded $100,000, and (iv) all executive officers and directors of the Company as a group.

                                               Amount and
                                               Nature of
                                               Beneficial
                                               Ownership               Percent
Name and Address of                            of Common               of Class
 Beneficial Owner                                Stock                  /(1)/
------------------------------------       ---------------         ------------
Dean Witter Intercapital Inc. /(2)/           1,854,805                30.91%
 2 World Trade Center
 New York, NY  10048
Merrill Lynch & Co., Inc. /(3)/                 763,000                12.71%
  World Financial Center,
  North Tower
  250 Vesey Street
  New York, NY  10281
Metropolitan Life Insurance                     605,500                10.09%
  Company /(4)/
  One Madison Avenue
  New York, NY  10010
Barton S. Brodkin /(5)/                         395,151 /(6)/           6.58%
Richard D. Ferguson /(5)/                        47,700 /(7)/            *
Louis Janicich /(5)/                             33,500 /(8)/            *
F.L. Joseph Chalmers /(5)/                       33,500 /(9)/            *
Roy S. Breneman /(5)/                            30,100 /(10)/           *
Jack Attwood /(5)/                               21,000 /(11)/           *
William C. Langley /(5)/                         21,000 /(11)/           *
M.L. Lowenkron /(5)/                             21,000 /(11)/           *
Daniel D. Villanueva /(5)/                       21,000 /(11)/           *
All executive officers and                      719,101 /(12)/         11.98%
 directors as a group (14
 Persons)

----------------
*    Less than 1%.

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all Shares shown and beneficially owned by them, subject to community property laws, where applicable.

(2) All Shares are owned by the following funds for which Dean Witter Intercapital Inc. acts as investment advisor: Dean Witter High Yield Securities (456,055 Shares); Dean Witter High Income Securities (490,000 Shares); High Income Advantage Trust (140,000 Shares); High Income Advantage Trust II (175,000 Shares); High Income Advantage Trust III (70,000 Shares); Dean Witter Diversified Income Trust (322,675 Shares); and Variable Investment Series -- High Yield (201,075 Shares).

(3) All Shares may also be deemed to be beneficially owned by Merrill Lynch Group, Inc., a wholly-owned subsidiary of Merrill Lynch & Co., Inc., Princeton Services, Inc., a wholly-owned subsidiary of Merrill Lynch Group, Inc., Fund Asset Management, L.P., a limited partnership of Princeton Services, Inc. is a general partner, and Merrill Lynch Corporate Bond Fund, Inc. (High Income Portfolio), a registered investment company advised by Fund Asset Management, L.P.

(4) All Shares may also be deemed to be beneficially owned by State Street Research & Management Company, a wholly-owned subsidiary of Metropolitan Life Insurance Company and a registered investment advisor.

(5) The business address of such person is c/o Seven-Up/RC Bottling Company of Southern California, Inc. 3220 East 26th Street, Vernon, California 90023.

(6) Represents Shares subject to non-qualified options and includes 8,980 Shares subject to non-qualified options exercisable pursuant to certain anti-dilution provisions contained in the stock purchase warrant held by WB Bottling Corporation and pursuant to certain anti-dilution provisions contained in the letter agreement evidencing the grant of such non-qualified options to executive.

(7) Represents Shares subject to non-qualified options and includes 1,800 Shares subject to non-qualified options exercisable pursuant to certain anti-dilution provisions contained in the stock purchase warrant held by WB Bottling Corporation and pursuant to certain anti-dilution provisions contained in the letter agreement evidencing the grant of such non-qualified options to executive.

(8) Represents Shares subject to non-qualified options and includes 1,250 Shares subject to non-qualified options exercisable pursuant to certain anti-dilution provisions contained in the stock purchase warrant held by WB Bottling Corporation and pursuant to certain anti-dilution provisions contained in the letter agreement evidencing the grant of such non-qualified options to executive.

(9) Represents Shares subject to non-qualified options and includes 1,250 Shares subject to non-qualified options exercisable pursuant to certain anti-dilution provisions contained in the stock purchase warrant held by WB Bottling Corporation and pursuant to certain anti-dilution provisions contained in the letter agreement evidencing the grant of such non-qualified options to executive.

(10) Represents Shares subject to non-qualified options and includes 1,250 Shares subject to non-qualified options exercisable pursuant to certain anti-dilution provisions contained in the stock purchase warrant held by WB Bottling Corporation and pursuant to certain anti-dilution provisions contained in the letter agreement evidencing the grant of such non-qualified options to executive.

(11) Represents Shares subject to non-qualified options.

(12) Represents Shares subject to non-qualified options and includes 17,930 Shares subject to non-qualified options exercisable pursuant to certain anti-dilution provisions contained in the stock purchase warrant held by WB Bottling Corporation and pursuant to certain anti-dilution provisions contained in the letter agreement evidencing the grant of such non-qualified options to executive.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Monroe L. Lowenkron, a director of the Company, serves on the Board of Directors of the Triarc Companies, the parent company of Royal Crown Cola Co. and Mistic Brands, Inc. The Company purchases extracts and concentrates (and finished products) from both such companies pursuant to the franchise agreements. In 1996, purchases from both such companies totaled approximately $8,844,000. The Company from time to time incurs trade debt in the ordinary course of business for purchases of extracts and concentrates (and finished products) from such companies. Management believes that the terms of such trade debt are no less favorable to the Company than the terms of trade debt granted by such companies to other of their respective franchisee companies.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       The following documents are filed as a part of this report:

          1. The financial statements and schedule listed in the "Index to Financial Statements."

Number                 Description
------                 -----------
   2.1   First Amended Joint Plan of Reorganization of Seven-Up/RC Bottling
         Company of Southern California, Inc. and Beverage Group Acquisition
         Corporation, dated as of June 19, 1996.*

   3.1   Amended and Restated Certificate of Incorporation of Seven-Up/RC
         Bottling Company of Southern California, Inc.*

   3.2   By-Laws of Seven-Up/RC Bottling Company of Southern California, Inc.*

  10.1   Stock Purchase and Sale Agreement among Seven-Up/RC Acquisition
         Corporation, Seven-Up/RC Bottling Company of Southern California, Inc.
         and Seven-Up/RC Bottling Company of Puerto Rico, Inc., dated as of May
         3, 1996.**

  10.2 Agreement and Plan of Merger, dated as of February 28, 1997, by and among Seven-Up/RC Bottling Company of Southern California, Inc., Dr
         Pepper Bottling Company of Texas, and DPB Acquisition Corp.***

  10.3   Second Amended and Restated Management Agreement, dated as of January
         22, 1997, by and between Seven-Up/RC Bottling Company of Southern
         California, Inc. and Bart S. Brodkin, as amended by the First Amendment to Management Agreement, dated as of February 28, 1997.***

  10.4 Management Agreement, dated as of February 10, 1997, by and between Seven-Up/RC Bottling Company of Southern California, Inc. and Rick
         Ferguson, as amended by the Termination Agreement, dated as of February
         28, 1997.***

  10.5 Management Agreement, dated as of February 10, 1997, by and between Seven-Up/RC Bottling Company of Southern California, Inc. and Roy
         Breneman.***

  10.6 Form of Option Agreement, dated as of February 3, 1997, by and between Seven-Up/RC Bottling company of Southern California, Inc. and certain executive officers of the Company.***

  10.7   1996-1997 Stock Option Plan.***

  10.8 Form of Option Agreement, dated as of February 4, 1997, by and between Seven-Up/RC Bottling Company of Southern California, Inc. and certain executive officers and directors of the Company.***

  10.9 Confidentiality Agreement, dated as of February 26, 1997, by and between Seven-Up/RC Bottling Company of Southern California, Inc. and
         Dr Pepper Bottling Company of Texas.***

 10.10   Registration Rights Agreement, dated as of August 15, 1996, among Seven-
         Up/RC Bottling Company of Southern California, Inc. and certain holders of Common Stock.*

 10.11   Credit Agreement, dated as of August 2, 1996, among Seven-Up/RC
         Bottling Company of Southern California, Inc., General Electric Capital
         Corporation, and certain other lenders party thereto.*

 27      Financial Data Schedule


* Incorporated by reference to the Company's Form S-1, as filed on November 22, 1996.
** Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 1996.
*** Incorporated by reference to the Company's Schedule 14D-9, dated March 7, 1997.

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SEVEN-UP/RC BOTTLING COMPANY
                                        OF SOUTHERN CALIFORNIA, INC.
                                        (Registrant)


                                     By /s/ Barton S. Brodkin
                                        ---------------------------------------
                                        Barton S. Brodkin
                                        Chairman of the Board
                                        President and Chief Executive Officer

                                     Date   April 1, 1997
                                          -------------------------------------


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



By      /s/ Barton S. Brodkin                    Date   April 1, 1997
     ----------------------------------------       ----------------
        Barton S. Brodkin
        Chairman of the Board
        President and Chief Executive Officer

By      /s/ Richard D. Ferguson                 Date   April 1, 1997
     ----------------------------------------       ----------------
        Richard D. Ferguson
        Executive Vice President,
        Chief Financial Officer

By      /s/ Jack R. Attwood                     Date   April 1, 1997
     ----------------------------------------       ----------------
        Jack R. Attwood
        Director

By      /s/ William C. Langley                  Date   April 1, 1997
     ----------------------------------------       ----------------
        William C. Langley
        Director

By      /s/ M. L. Lowenkron                     Date   April 1, 1997
     ----------------------------------------       ----------------
        M. L. Lowenkron
        Director

By      /s/ Daniel D. Villanueva                Date   April 1, 1997
     ----------------------------------------       ----------------
        Daniel D. Villanueva
        Director

                         INDEX TO FINANCIAL STATEMENTS



                                                                                          Page
                                                                                         ------
Report of Independent Public Accountants                                                   F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995                               F-3

Consolidated Statements of Operations for the period from January 1, to August 15, 1996, the period from August 16, to December 31, 1996, and for the years ended December 31,
 1995 and 1994                                                                             F-4

Consolidated Statements of Cash Flows for the period from January 1, to August 15, 1996, the period from August 16, to December 31, 1996, and for the years ended December 31,
 1995 and 1994                                                                             F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the period from January 1, to August 15, 1996, the period from August 16, to December 31, 1996, and for the years
 ended December 31, 1995 and 1994                                                          F-6

Notes to Consolidated Financial Statements                                                 F-7

Schedule supporting the financial statements for the period from January 1, to August 15, 1996, the period from August 16, to December 31, 1996 and for the years ended December 31, 1995 and 1994

Schedule II  -  Valuation and Qualifying Accounts                                          F-22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Seven-Up/RC Bottling Company of Southern California, Inc.:

       We have audited the accompanying consolidated balance sheets of Seven-Up/RC Bottling Company of Southern California, Inc. (a Delaware corporation) and its subsidiary (collectively, the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from January 1, to August 15, 1996, the period from August 16, to December 31, 1996, and for the years ended December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As more fully described in Notes 1 and 3 to the financial statements, on August 15, 1996, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on August 12, 1996. In accordance with AICPA Statement of Position 90-7, the Company adopted "Fresh Start Reporting" whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of August 15, 1996. As a result, the financial statements for the period subsequent to August 15, 1996, reflect the Reorganized Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization consolidated financial statements.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seven-Up/RC Bottling Company of Southern California, Inc. and its subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the period from January 1, to August 15, 1996, the period from August 16, to December 31, 1996, and for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Security and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                      ARTHUR ANDERSEN LLP



Los Angeles, California
March 31, 1997

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except per share amounts)

                                                                    Reorganized    Predecessor
                                                                      Company        Company
                                                                    -----------    ----------
                                                                       as of December 31,
                                                                        1996         1995
                                                                    ----------     ----------
                           ASSETS
Current assets:
    Cash                                                             $  3,813       $  5,949
    Accounts receivable:
           Trade, net                                                  25,604         42,261
           Other                                                        7,692          9,450
    Inventories                                                        19,144         24,947
    Prepaid expenses                                                    1,875          2,908
                                                                     --------       --------
           Total current assets                                        58,128         85,515
                                                                     --------       --------
Property, plant and equipment, net                                     56,790         79,945
Other assets:
    Intangible and other assets                                         6,323         22,844
    Debt issuance costs                                                   129          3,829
                                                                     --------       --------
           Total assets                                              $121,370       $192,133
                                                                     ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                 $ 18,358       $ 26,568
    Accrued expenses                                                   27,804         36,944
    Current portion of long-term debt and
      capital lease obligations                                           562        189,954
                                                                     --------       --------
           Total current liabilities                                   46,724        253,466
                                                                     --------       --------
Long-term debt:
    Revolving credit facilities                                        19,021              -
    Term loan                                                             506              -
    Capital lease obligations                                           2,456              -
                                                                     --------       --------
           Total long-term debt                                        21,983              -
                                                                     --------       --------

Stockholders' equity (deficit):
Capital stock par value $0.01 a share; authorized 6,000,000
 and 1,000 shares, and issued and outstanding 5,000,000 and
 1,000 shares, in 1996 and 1995, respectively                              50              -
    Additional capital                                                 53,075         42,557
    Retained deficit                                                     (462)      (103,890)
                                                                     --------       --------
           Total stockholders' equity (deficit)                        52,663        (61,333)
                                                                     --------       --------
           Total liabilities and stockholders' equity (deficit)      $121,370       $192,133
                                                                     ========       ========

The accompanying notes are an integral part of these consolidated balance sheets.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                     Consolidated Statements of Operations
            (Dollar amounts in thousands, except per share amounts)

                                                 Reorganized
                                                   Company                       Predecessor Company
                                                 ------------           -------------------------------------------------
                                                 8/16 - 12/31            1/1 - 8/15             Years ended December 31,
                                                     1996                   1996                 1995             1994
                                                 ------------           ------------         ------------      ----------
Net sales                                          $  91,647              $202,844             $396,725          $413,840
Cost of goods sold                                    74,058               164,320              334,942           342,336
                                                   ---------              --------            ---------         ---------
   Gross profit                                       17,589                38,524               61,783            71,504

Administrative, marketing                             13,575                27,841               47,935            48,437
 and general expenses

 Depreciation and amortization                         3,688                10,399               18,180            17,251

 Restructure charges                                       -                   547                5,015                 -
                                                   ---------              --------            ---------         ---------
     Operating income (loss)                             326                  (263)              (9,347)            5,816


Interest expense                                         838                12,871               23,057            21,626

Other income, net                                         50                34,309                  210                95
                                                   ---------              --------            ---------         ---------
   Loss before provision for income
     taxes, reorganization expense
     and extraordinary items                            (462)               21,175              (32,194)          (15,715)

   Reorganization expense                                  -                13,011                    -                 -

Provision for income taxes                                 -                   345                    -               185
                                                   ---------              --------            ---------         ---------
   (Loss) income before
     extraordinary items                                (462)                7,819              (32,194)          (15,900)

 Extraordinary items - gain                                -               (54,577)                   -                 -
                                                   ---------              --------            ---------         ---------
   Net (loss) income                               $    (462)             $ 62,396            $ (32,194)        $ (15,900)
                                                   =========              ========            =========         =========

Loss per common share:
   Net loss per common share                       $     .09              $      -            $       -         $       -
                                                   =========              ========            =========         =========
Weighted average common shares
 outstanding                                           5,077                     -                    -                 -
                                                   =========              ========            =========         =========


  The accompanying notes are an integral part of these consolidated financial statements.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)

                                                            Reorganized
                                                              Company                             Predecessor Company
                                                            ------------        --------------------------------------------------
                                                            8/16 - 12/31        1/1 - 8/15                Years ended December 31,
                                                            ------------        ----------             ---------------------------
                                                                1996               1996                   1995             1994
                                                            ------------        ----------             -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before extraordinary items                    $   (462)           $   7,819               $(32,194)        $(15,900)
Adjustments to reconcile income (loss) before
   extraordinary items to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                             3,688               10,997                 20,048           19,209
     Equity in earnings of joint venture                           -                   (5)                  (103)             (42)
     (Gain) loss on sales of fixed assets                        (50)                (764)                    (8)             117
     Non cash reorganization expense                               -                7,207                      -                -
     Disposition of capital lease                                  -                  548                      -                -
     Provision for doubtful accounts                             206                  836                    715            1,025
     Cash dividend from investment in joint venture                -                    -                      -              225
     Gain on sale of Puerto Rico                                   -              (31,715)                     -                -
     Changes in assets and liabilities:
        Accounts receivable                                    2,197               (1,928)                18,542          (16,616)
        Inventories                                           (2,763)                 419                 19,471          (17,737)
        Prepaids and other                                       286                4,356                 (2,904)            (370)
        Accounts payable                                     (20,114)              20,769                (24,247)          24,345
        Accrued expenses                                       2,459               17,859                  6,447            7,414
                                                            --------             --------               --------         --------
          Net cash (used in) provided by
           operating activities                              (14,553)              36,398                  5,767            1,670
                                                            --------             --------               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Puerto Rico                                  -               69,456                      -                -
Proceeds from sales of property, plant and equipment              40                  126                    117               48
Additions to property, plant and equipment                    (3,356)              (5,228)                (5,208)          (5,138)
                                                            --------             --------               --------         --------
          Net cash provided by (used in)
            investing activities                              (3,316)              64,354                 (5,091)          (5,090)
                                                            --------             --------               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) borrowings of revolving loans, net               19,021              (45,247)                  (616)           3,687
Payment to Senior Secured Noteholders                              -              (55,000)                     -                -
(Repayments of) proceeds from term loan                          (25)              (2,852)                   (90)           4,286
Payments of debt issuance costs                                  (41)                 (88)                     -                -
Repayments of capital leases                                    (149)                (638)                (1,003)          (1,317)
                                                            --------             --------               --------         --------
          Net cash provided by (used in)
           financing activities                               18,806             (103,825)                (1,709)           6,656
                                                            --------             --------               --------         --------
NET INCREASE (DECREASE) IN CASH                                  937               (3,073)                (1,033)           3,236
CASH, beginning of year                                        2,876                5,949                  6,982            3,746
                                                            --------             --------               --------         --------
CASH, end of year                                           $  3,813             $  2,876               $  5,949         $  6,982
                                                            ========             ========               ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Cash interest paid                                       $    616             $  2,080               $ 13,342         $ 19,811
                                                            ========             ========               ========         ========
   Purchases of property, plant and equipment
    through issuance of capital lease obligation            $      -             $      -               $    555         $ 10,229
                                                            ========             ========               ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

           Consolidated Statements of Stockholders' Equity (Deficit)
                         (Dollar amounts in thousands)

                                                                                                                Total
                                                   Capital Stock                                             Stockholders'
                                               ----------------------     Additional         Retained          Equity
                                                Shares        Amount       Capital           (Deficit)        (Deficit)
                                               --------      --------     ----------         ---------       ------------
REORGANIZED (Notes 1 & 3)
August 16 to December 31, 1996
  Balance, August 16, 1996                       5,000        $   50        $ 53,125          $       -        $ 53,125
  Net loss for the period                            -             -               -               (462)           (462)
                                               -------        ------        --------          ---------        --------
  Balance, December 31, 1996                     5,000        $   50        $ 53,125          $    (462)       $ 52,663
                                               =======        ======        ========          =========        ========

PREDECESSOR
January 1 to August 15, 1996
  Balance December 31, 1995                          1        $    -        $ 42,557          $(103,890)       $(61,333)
  Reorganization (Notes 1 & 3)                      99             1         (41,494)            41,494               -
  New Issue                                      4,900            49          52,062                  -          52,062
  Net income for the period                          -             -               -             62,396          62,396
                                               -------        ------        --------          ---------        --------
  Balance, August 15, 1996                       5,000        $   50        $ 53,125          $       -        $ 53,125
                                               =======        ======        ========          =========        ========

PREDECESSOR
January 1 to December 31, 1995
  Balance, December 31, 1994                         1        $    -        $ 42,557          $ (71,696)       $(29,139)
  Net loss for the period                            -             -               -            (32,194)        (32,194)
                                               -------        ------        --------          ---------        --------
  Balance, December 31, 1995                         1        $    -        $ 42,557          $(103,890)       $(61,333)
                                               =======        ======        ========          =========        ========

PREDECESSOR
January 1 to December 31, 1994
  Balance, December 31, 1993                         1        $    -        $ 42,557          $ (55,796)       $(13,239)
  Net loss for the period                            -             -               -            (15,900)        (15,900)
                                               -------        ------        --------          ---------        --------
  Balance, December 31, 1994                         1        $    -        $ 42,557          $ (71,696)       $(29,139)
                                               =======        ======        ========          =========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS AND PRESENTATION OF FINANCIAL INFORMATION
     ------------------------------------------------------------

     GENERAL
     -------

     Seven-Up/RC Bottling Company of Southern California, Inc., a Delaware corporation ("Seven-Up/RC"), is among the largest beverage distributors in the United States, and is the largest bottler of Seven-Up in the United States. Southern California manufactures and distributes a broad range of beverage products in Southern California, Central California, portions of Nevada and New Mexico, and, through its wholly-owned subsidiary Seven-Up/RC Bottling Company of Puerto Rico, Inc. ("Puerto Rico"), Puerto Rico and the Virgin Islands. Except as otherwise indicated, Seven-Up/RC and Puerto Rico are collectively referred to as the "Company". The Company has the exclusive right within its territories to manufacture and/or distribute Seven-Up (lemon-lime), Royal Crown (cola), A&W (root beer and cream soda), Sunkist (orange and citrus), Hawaiian Punch (fruit punch), Schweppes (ginger-ale and mixers), Evian (imported still water), Perrier (imported mineral water), Welch's (grape, strawberry and pineapple), Mistic (teas and juices), Yoo-Hoo (chocolate drink) and Snapple (teas and juices).

     The Company's business strategy is to manufacture and distribute a franchised portfolio of leading trademarked beverages in each beverage flavor category and to create additional sources of revenue through contract manufacturing. The Company's Liquitrend division ("Liquitrend") engages in contract manufacturing, which utilizes the Company's excess production capacity by manufacturing carbonated soft drink products for a variety of small, independent franchisors and retailers selling private label products.

     PRESENTATION OF FINANCIAL INFORMATION
     -------------------------------------

     On May 13, 1996, Seven-Up/RC and its immediate holding company parent, Beverage Group Acquisition Corporation, filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On August 15, 1996, a reorganization was consummated and Seven-Up/RC emerged as a reorganized company from Chapter 11. Due to the reorganization plan and implementation of fresh start reporting (See Note 3), the financial statements for the new company ("Reorganized Company") for the period starting August 16, 1996 are not comparable to that of the Company prior to August 16 1996, ("Predecessor Company"). Predecessor Company included Seven-Up/RC and Puerto Rico through June 30, 1996, the date of disposition of Puerto Rico. Reorganized Company includes the operations of Seven-Up/RC subsequent to the consummation date.

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

     BANKRUPTCY FILINGS
     ------------------

     As a result of severe liquidity problems, on July 31, 1995, Seven-Up/RC suspended payments of interest on its $140,000,000, 11.5% Senior Secured Notes due 1999 (the "Senior Secured Notes"). At the end of the second quarter of 1995 through the first quarter of 1996, Seven-Up/RC was in violation of certain of its revolving credit facility covenants, including tangible net-worth, interest coverage and fixed charge coverage. At the request of Seven-Up/RC, the revolving credit lender executed forbearance agreements extending through May 15, 1996.

     On November 9, 1995, Seven-Up/RC announced that it had reached an agreement in principle on the terms of a restructuring of the Senior Secured Notes with an unofficial committee of holders of such notes. The agreement contemplated, among other things, (i) the exchange of the Senior Secured Notes for approximately 98 percent of the equity of Seven-Up/RC, and (ii) the sale of Puerto Rico and the payment to the holders of the Senior Secured Notes of the net proceeds, as defined, from such sale.

     On May 13, 1996, Seven-Up/RC and its immediate holding company parent, Beverage Group Acquisition Corporation ("BGAC"), filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code to implement the terms of the restructuring agreement with the committee .

     On July 1, 1996, Seven-Up/RC sold its wholly owned subsidiary, Puerto Rico, for approximately $74 million which resulted in a net gain of approximately $32 million included in Other Income in the accompanying Statement of Operations. The proceeds from this sale were subsequently used to repay holders of the Senior Secured Notes and reduce Seven-Up/RC's revolving credit facility.

     On August 2, 1996, the U.S. Bankruptcy Court of the District of Delaware, confirmed the Company's First Amended Joint Plan of Reorganization (the "Reorganization"), and on August 15, 1996, the Company emerged from bankruptcy. Pursuant to the Reorganization, on such date the Senior Secured Notes were canceled in exchange for approximately $55 million in cash and equity securities consisting of 4,900,000 million shares of common stock in Seven-Up/RC. In addition, 100,000 shares of common stock and warrants to purchase an additional 263,158 shares of common stock were issued to the prior owner of BGAC.

     In the period ended August 15, 1996, Seven-Up/RC wrote off $510,000 of debt issuance costs related to its previous working capital facility and realized a gain of $55 million relating to the discharge of the Senior Secured Notes and related accrued interest in accordance with the Reorganization, the net of which, are reflected as extraordinary items in the accompanying financial statements.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The financial statements of the Predecessor Company reflect the consolidated financial statements of Seven-Up/RC Bottling Company of Southern California, Inc. and, through the date of its disposition (June 30, 1996), its wholly-owned subsidiary, Seven-Up/RC Bottling Company of Puerto Rico, Inc. The financial statements of the Reorganized Company include only the financial statements of Seven-Up/RC.

     USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS
     -------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH
     ----

     Included in accounts payable are $3,958,000 and $9,459,000 of checks outstanding in excess of cash balances at December 31, 1996 and 1995, respectively.

     For purposes of the statement of cash flows, cash and cash equivalents are defined as cash deposits with original maturities of less than 90 days.

     TRADE RECEIVABLES, NET
     ----------------------

     Trade receivables, net, include allowances for doubtful accounts of $1,937,000 and $1,814,000 at December 31, 1996 and 1995, respectively.

     OTHER RECEIVABLES
     -----------------

     Other receivables consist principally of amounts due from franchisors under the terms of marketing and/or purchasing contracts.

     INVENTORIES
     -----------

     Inventories are recorded at cost, determined on the first-in, first-out method. Elements of cost include direct materials, direct labor and bottling overhead.

     PROPERTY, PLANT AND EQUIPMENT, NET
     ----------------------------------

     Property, plant and equipment is stated at cost. Depreciation is provided for under the straight-line method using the following lives:


     Building and improvements                 31.5 years
     Machinery and equipment                 7 to 8 years
     Equipment held under capital leases     6 to 7 years


     Expenditures for additions and improvements are capitalized, and costs for repairs and maintenance are charged to operations as incurred. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are eliminated and any resulting gain or loss recognized at the time of disposal.

     OTHER ASSETS
     ------------

     Intangible assets include the appraised value of specific intangible assets acquired, primarily, beverage franchises and trademarks. The intangible assets are amortized over their useful lives, not to exceed 40 years. The net balance recorded at December 31, 1996 and 1995, includes accumulated amortization of $233,000 and $14,820,000, respectively.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of." (See Note 2 "Recent Accounting Pronouncements".) The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of its intangible assets my warrant revision or that the remaining balance of intangible assets may not be recoverable When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the its undiscounted cash flows over the remaining life of the intangible asset in measuring whether the intangible asset is recoverable.

     Additionally, other assets are comprised of debt issuance costs incurred in connection with the arrangement of various long-term debt facilities.
     These costs are amortized over the individual lives of the various debt facilities using the effective interest method. The net balance includes accumulated amortization of $3,493,000 at December 31, 1995.

     INCOME TAXES
     ------------

     The Company accounted for income taxes using the method prescribed by Statement of Financial Accounting Standard No. 109 (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred income tax assets is adjusted by a valuation reserve, if necessary, so that the net tax assets are recognized only to the extent they are expected to be realized. The adoption of SFAS 109 had no effect on the Company's financial position.

     RESTRUCTURING CHARGES
     ---------------------

     During 1995, Seven-Up/RC discontinued the operations of its Avalon division, which distributed lower-volume beverage products and downsized the hot-fill operations of its Liquitrend division, which primarily bottled products for companies who did not distribute their products throughout Seven-Up/RC's distribution system. As a result, Seven-Up/RC terminated 205 employees in September, 1995; a reserve of $906,000 was set up for severance pay, of which $56,000 and $850,000 was paid during the years ended December 31, 1996 and 1995, respectively. Also Seven-Up/RC determined that certain leased facilities and equipment were no longer needed and a reserve of $1,660,000 was established to reflect the projected cost of terminating these leases, of which $324,000 was paid by December 31, 1995. The termination of leases in 1996 resulted in an additional restructuring charge of $547,000 in the period ended August 15, 1996. All amounts accrued in connection with lease terminations had been paid by August 15, 1996.

     Additionally in 1995, Seven-Up/RC incurred costs of $2,449,000 in relation to the negotiation of the restructuring of Seven-Up/RC's obligation under the Senior Secured Notes and the revolving credit facilities; these costs are included in the restructuring charge in the accompanying 1995 consolidated statement of operations.

     NET LOSS PER COMMON SHARE
     -------------------------

     Net loss per common share is computed on the basis of the weighted average number of common shares outstanding, plus common stock equivalents related to dilutive stock warrants. The number of shares used in the computation of per share data was 5,076,811 in 1996.

     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In March 1995, the Financial Accounting Standards Board issued SFAS No.
     121. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 in the first quarter of 1996. The adoption did not have an impact on the Company's financial position or its results of operations.

     In November 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

     Companies that do not choose to adopt the new expense recognition provisions of SFAS No. 123 will continue to apply the existing accounting provisions contained in Accounting Principles Board Opinion (APBO) No. 25, but will be required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material.

     The Company adopted SFAS No. 123 in the first quarter of 1996 electing to follow the accounting provisions of APBO No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, if material.

     In March, 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure." SFAS No. 128 eliminates several requirements of APBO No. 15, simplifying earnings per share calculations. The Company is required to adopt SFAS No. 128 in the first quarter of 1997. As of December 31, 1996, the adoption of SFAS No. 128 would not have a material impact on the Company's financial position or its results of operations.

(3)  FRESH START ACCOUNTING
     ----------------------

     As of August 15, 1996, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7"). Fresh Start Reporting resulted in material changes to the Consolidated Balance Sheet, including valuation of real, intangible and other assets and the valuation of equity based on the appraised reorganization value of the ongoing business.

     The final reorganization equity value was determined to be approximately $53 million (the approximate fair value) which was established based upon analysis by an independent valuation firm and considered many factors and various valuation methods, including discounted cash flows, selected comparable company multiples, selected acquisition transaction multiples and other applicable ratios and valuation techniques believed by management and its financial advisors to be representative of the Company's business and industry. The Company obtained an independent appraisal of certain property to support the fair values of such assets.

     The Reorganization and adoption of Fresh Start Reporting resulted in the following adjustments to the Company's Consolidated Balance Sheet for the period ending August 15, 1996.


                                     Predecessor                                           Reorganized
                                       Company                                               Company
                                     -----------                                           -----------
                                          at                 Reorganization and                at
                                      August 15,           Fresh Start Adjustments          August 15,
                                     -----------         ---------------------------       -----------
                                         1996              Debit            Credit             1996
                                     -----------         ---------        ----------       -----------
ASSETS
(Dollar amounts in thousands)
Total current assets                   $120,644           $     -           $63,836 /(f)/    $ 56,808
Property, plant and equipment, net       56,914                 -               196 /(a)/      56,718
Other assets:
   Intangible and other assets           14,038                 -             7,011 /(b)/       7,027
   Debt issuance costs                    2,695                 -             2,607 /(c)/          88
                                       --------           -------           -------          --------
        Total assets                   $194,291           $     -           $73,650          $120,641
                                       ========           =======           =======          ========



LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
   Accounts payable                          $ 39,486                  $      -               $      -               $ 39,486
   Accrued expenses                            49,087                    24,756 /(d)/                -                 24,331
   Current portion of long-term debt              544                         -                      -                    544
                                             --------                  --------               --------               --------
           Total current liabilities           89,117                    24,756                      -                 64,361
                                             --------                  --------               --------               --------

Long-term debt                                151,991                   148,836 /(e)/,/(f)/          -                  3,155
                                             --------                  --------               --------               --------
Stockholders' (deficit) equity:
   Additional paid-in capital                  42,557                    41,494 /(g)/           52,062 /(g)/           53,125
   Retained deficit                           (89,374)                        -                 55,087 /(h)/                -
                                                                                                34,287 /(i)/
                                             --------                  --------               --------               --------
          Total stockholders' (deficit)
           equity                             (46,817)                   41,494                141,436                 53,125
                                             --------                  --------               --------               --------
          Total liabilities and
           stockholders' equity              $194,291                  $215,086               $141,436               $120,641
                                             ========                  ========               ========               ========

Explanations of adjustment columns of the balance sheet are as follows:

(a) To adjust property, plant and equipment to estimated current market value. The market value of property, plant and equipment has been primarily determined by independent third party appraisal.

(b) To primarily reflect the write-off of intangibles and adjust other assets to current market value.

(c)   To write-off remaining debt issuance costs for the Senior Secured Notes.

(d) To reflect the cancellation of accrued interest related to the Senior Secured Notes.

(e)   To reflect the cancellation of the Senior Secured Notes ($140,000,000).

(f) To reflect the paydown of the debtor-in-possession revolving credit facility ($8,836).

(g) To reflect the issuance of 5,000,000 shares of new common stock (par value $0.01).

(h) To reflect the extraordinary gain resulting from the discharge of indebtedness. This extraordinary gain is calculated below:

           Historical carrying value of old debt securities           $140,000

           Historical carrying value of related accrued interest        24,756

           Unamortized old debt issuance costs                          (2,607)

           Market Value of consideration exchanged for old debt:

              Plan securities (face value $52,062)                     (52,062)

              Senior securities principal payment                      (55,000)
                                                                      --------
                                         Extraordinary gain           $ 55,087
                                                                      ========


(i)   To reflect the elimination of stockholders' equity of the Predecessor
      Company.

     In accordance with SOP 90-7, expenses resulting from the Reorganization should be reported separately as reorganization items in the Condensed Consolidated Statements of Operations, and are summarized below:

                                                January 1,
                                                   to
                                             August 15, 1996
                                             ---------------
      Adjustment of assets to fair
      market value                               $ 7,207
      Financial restructuring costs                5,804
                                                 -------
      Total                                      $13,011
                                                 =======

     The following Unaudited Pro Forma Condensed Financial Information for the years ended December 31, 1996 and 1995, have been prepared giving effect to the sale of Puerto Rico and the consummation of the Reorganization including adjustments to interest, depreciation expense and asset amortization. The Pro Forma financial information was prepared as if the transactions had occurred on January 1, 1996 and 1995, respectively. This information does not purport to be indicative of the results which would have been obtained had such transaction in fact been completed as of the date hereof and for the periods presented or that may be obtained in the future.

     Unaudited Pro Forma Financial Information (dollar amounts in thousands):


                                                                                     Pro Forma for the Years Ended
                                                                                     -----------------------------
                                                                                       December 31,   December 31,
                                                                                           1996           1995
                                                                                     -----------------------------
      Total revenue                                                                      $256,556       $314,469
      Operating costs and expenses                                                        257,266        323,019
                                                                                         --------       --------
      Loss before interest, other income, reorganization
       expenses and income taxes                                                              710          8,550

      Interest, other income, income taxes and reorganization expenses                        756          5,463
                                                                                         --------       --------
           Net loss                                                                      $  1,466       $ 14,013
                                                                                         ========       ========

(4)  INVENTORIES
     -----------

     Inventories at December 31, 1996 and 1995, consisted of the following (in thousands):

                               Reorganized   Predecessor
                                 Company       Company
                            ----------------------------
                                  1996          1995
                               -----------   -----------
      Raw materials              $ 5,034       $ 6,198
      Finished goods              14,110        18,749
                                 -------       -------
                                 $19,144       $24,947
                                 =======       =======

(5)  PROPERTY, PLANT AND EQUIPMENT, NET
     ----------------------------------

     Property, plant and equipment, net, at December 31, 1996 and 1995, consisted of the following (in thousands):

                                                      Reorganized               Predecessor
                                                        Company                   Company
                                                      -----------               -----------
                                                         1996                      1995
                                                      -----------               -----------
     Land                                               $21,762                  $ 22,477
     Buildings and improvements                          12,194                    23,994
     Machinery and equipment                             22,586                    71,911
     Equipment held under capital leases                  2,709                    12,816
     Construction in progress                               860                       480
                                                        -------                  --------
                                                         60,111                   131,678
     Accumulated depreciation                            (3,101)                  (49,246)
     Capital lease depreciation                            (220)                   (2,487)
                                                        -------                  --------
                                                        $56,790                  $ 79,945
                                                        =======                  ========

(6)  ACCRUED EXPENSES
     ----------------

     Accrued expenses at December 31, 1996 and 1995, consisted of the following (in thousands):

                                                      Reorganized               Predecessor
                                                        Company                   Company
                                                      -----------               -----------
                                                         1996                      1995
                                                      -----------               -----------
     Accrued marketing programs                         $ 9,001                   $ 4,496
     Accrued interest                                       146                    14,994
     Other accruals                                      18,657                    17,454
                                                        -------                   -------
                                                        $27,804                   $36,944
                                                        =======                   =======

(7)  LONG-TERM DEBT
     --------------

     At December 31, 1996 and 1995, the components of long-term debt were (in thousands):

                                                      Reorganized               Predecessor
                                                        Company                   Company
                                                      -----------               -----------
                                                         1996                      1995
                                                      -----------               -----------
     Revolving credit facilities                        $19,021                  $  37,847
     Senior Secured Notes                                     -                    140,000
     Term loan                                              589                      3,571
     Capital lease obligations                            2,935                      8,536
                                                        -------                  ---------
                                                         22,545                    189,954
     Less: current portion                                 (562)                  (189,954)
                                                        -------                  ---------
     Long term debt, net                                $21,983                  $       -
                                                        =======                  =========

     REVOLVING CREDIT FACILITIES
     ---------------------------

     Upon consummation of the Reorganization on August 15, 1996, the debtor-in-position facility was canceled and the Company entered into a new credit facility (the "Facility") with GE Capital providing for up to $35 million in working capital and letter of credit commitments. Available borrowings on this facility are based on a percentage of certain eligible trade and franchisor receivables and inventory. Interest on the Facility is charged monthly at the GE Capital commercial paper rate (5.28 percent at December 31, 1996) plus 3 percent. Seven-Up/RC is charged a commitment fee for the unused portion of the revolving loan commitments, as well as a letter of credit fee of 2 percent on the face amount of all outstanding letters of credit. There were $3,057,000 in outstanding letters of credit at December 31, 1996. Seven-Up/RC also pays a $50,000 annual collateral monitoring fee on the Facility. In addition, the Facility is also subject to a termination fee of $750,000 if the Facility is terminated prior to the first anniversary of the Closing Date, as defined in the agreement, or a $350,000 fee if terminated prior to the second anniversary of that date. Seven-Up/RC has a lockbox agreement with GE Capital whereby all cash receipts are used to pay down the revolving loans. Borrowings under this are secured by substantially all the Company's assets. At December 31, 1996, the Company was in violation of certain of its revolving credit facility covenants, including interest coverage, fixed charge coverage and capital expenditures. The Company subsequently received a waiver from GE Capital related to the covenant violations.

     The revolving loans at December 31, 1995, consisted of a $45.0 million revolving loan commitment for Seven-Up/RC; ($29.2 million outstanding) and a $10.0 million revolving loan commitment for Puerto Rico ($8.6 million outstanding). Interest on these revolving loans is charged monthly at the GE Capital Commercial Paper rate (5.68 percent at December 31, 1995) plus
     3.5 percent.  The average interest rate on the revolving loans in 1995 was
     9.34 percent. The Company was charged a commitment fee for the unused portion of the revolving loan commitments plus an annual administration fee and other facility fees. Borrowings under the revolving loan commitments were based on a percentage of certain eligible trade and franchisor receivables and inventory. At December 31, 1995, the Company was in violation of certain of its revolving credit facility covenants, including tangible net worth, interest coverage and fixed-charge coverage. This facility was replaced by the Company with a $54 million debtor-in-possession revolving credit facility upon entering bankruptcy.

     SENIOR SECURED NOTES
     --------------------

     On August 11, 1992, Seven-Up/RC issued its $140,000,000 aggregate principal amount of 11.5% Senior Secured Notes Due 1999 (the "Senior Secured Notes"). Pursuant to the Reorganization, these notes were canceled in exchange for approximately $55 million in cash and 4,900,000 shares of common stock of the Reorganized Company (see Note 1).

     TERM LOAN
     ---------

     Seven-Up/RC's secured amortizing term loan is collateralized by certain specified equipment. The term loan calls for monthly payments of $11,536, including interest, through July, 2002. Interest on this loan is computed at 10.14%.

     FAIR VALUE OF LONG-TERM DEBT
     ----------------------------

     The fair value of amounts outstanding under the revolving credit facility at December 31, 1996 approximates the carry amount due to the variable nature of the interest rates. In addition, there was no material difference between the fair market value and the carry amount of the remaining long-term debt at December 31, 1996.

(8)  EMPLOYEE BENEFIT PLANS
     ----------------------

     The Company sponsors two defined contribution plans for all employees other than union members, unless specifically negotiated. The Target Benefit Plan was created effective September 1, 1990, and allows participants to make contributions of 2 percent of their eligible compensation, as defined. The Company's annual contribution is determined by an actuary based upon assumptions of the participant's highest five year average pay, their years of eligible service with the Company, and their vesting status as of their termination date. The 401(k) Plan entitles all employees other than union members, unless specifically negotiated, to participate. The Company matches one-quarter of each participant's contribution up to 6% of the participant's eligible compensation. In September of 1995, the Company suspended its contributions related to the Target Benefit Plan and the 401(k) Plan. In April of 1996, Seven-Up/RC resumed its contributions related to the 401(k) Plan. The following table summarizes the 1996 estimated contributions, and 1995 and 1994 actual contributions for each plan for the applicable periods (in thousands):

                                                         Target    401(k)
                                                         Benefit    Plan
                                                      --------------------
      Period from January 1, 1996 to August 15, 1996      $  204    $   72
      Period from August 16, 1996 to December 31, 1996    $    -    $   59
      Year ended December 31, 1995                        $  306    $  160
      Year ended December 31, 1994                        $  380    $  210

     Under labor contracts between the Company and certain of its employee unions, the Company contributes to multi-employer union benefit plans which are administered by the applicable unions. The Company has no liability to these plans in excess of the contractually agreed to contribution, which is usually equal to a set charge per hour of eligible service by the union members to the Company. The Company contributed the following amounts to unions on behalf of its employees during the applicable periods (in thousands):

      Period from January 1, 1996 to August 15, 1996      $   635
      Period from August 16, 1996 to December 31, 1996    $   282
      Year ended December 31, 1995                        $   972
      Year ended December 31, 1994                        $ 1,017

     PUERTO RICO PENSION PLAN
     ------------------------

     Prior to the sale of Puerto Rico, effective June 30, 1996, the Company sponsored the Seven-Up/RC Bottling Company of Puerto Rico, Inc. Pension Plan (the "Puerto Rico Plan"), a contributory defined benefit pension plan for union employees of Puerto Rico. Employees were eligible to participate in the Puerto Rico Plan the first year of the Plan year following the date of employment. Participating employees were required to contribute 3 percent of their compensation in excess of $9,000 in a given calendar year. The following table indicates the actual net pension expense components for the years ended December 31, 1995 and 1994, respectively (in thousands):

                                         1995       1994
                                       -------------------
      Service cost component             $   48   $   85
      Interest cost component               248      268
      Expected return on plan assets       (184)      82
      Net amortization and deferral          34     (226)
                                         ------   ------
         Net pension expense             $  146   $  209
                                         ======   ======

     The assumptions used to develop the components of the above amounts were as follows:

                                                            1995       1994
                                                          --------   --------
     Discount rate                                          7.50%      8.50%
     Rate of increase in compensation levels                4.00%      4.00%
     Expected long-term rate of return on plan assets       9.00%      9.00%

     The funded status of the Puerto Rico Plan as of January 1, 1995 and 1994 was as follows (in thousands):

                                                           1995        1994
                                                         --------    --------
     Accumulated benefit obligation:
       Vested                                             $ 2,952     $ 2,504
       Non-vested                                             133           5
                                                          -------     -------
                                                          $ 3,085     $ 2,509
                                                          =======     =======

     Present value of projected benefit obligation        $(3,739)    $(2,830)
     Fair value of plan assets                              2,472       2,012
                                                          -------     -------

     Present value of projected benefit obligation
      in excess of plan assets                             (1,267)       (818)
     Remaining unrecognized net obligation                    271         305
     Unrecognized net gain                                    439          74
                                                          -------     -------
     Accrued pension costs                                $  (557)    $  (439)
                                                          =======     =======

     The Company contributed approximately $25,000 to the Puerto Rico Plan during 1995 and $23,000 during 1994.

(9)  COMMITMENTS
     -----------

     The Company leases certain office and warehouse facilities, machinery, vehicles and computer equipment under renewable operating leases, expiring from 1997 to 2003. Rental expense under operating lease agreements was approximately $4,434,000, $6,312,000 and $5,027,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company also leases certain machinery and equipment under capital leases. Following are the future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year from December 31, 1996 (in thousands):

                                                         Capital    Operating
                                                          Leases     Leases
                                                         --------   ---------
     1997                                                 $  734     $2,638
     1998                                                    734      2,432
     1999                                                    734      1,752
     2000                                                    734        820
     2001                                                    735        681
     Thereafter                                                -        643
                                                          ------     ------
                                                                     $8,966
                                                                     ======
     Less -- Amount representing interest                   (736)
                                                          ------
     Present value of minimum lease payments              $2,935
                                                          ======

(10) LITIGATION
     ----------

     The Company is involved in various lawsuits and claims incidental to its business. Management believes that any potential liabilities arising from these matters will not have a material effect on its financial position or future results of operations.

(11) INCOME TAXES
     ------------

     The Company was included in the consolidated federal and state income tax returns of WB Bottling through August 15, 1996, the date of bankruptcy reorganization, when Seven-Up/RC deconsolidated from the WB Bottling group. Effective September 1, 1990, the Company and WB Bottling entered into a tax sharing agreement, whereby the Company calculated its tax provision on a separate member basis through the date of deconsolidation. Effective August 16, 1996, Seven-Up/RC began filing separate federal and state income tax returns.

     The components of income (loss) from operations before the provision for income taxes and extraordinary items were as follows (in thousands):

                       Reorganized
                         Company                   Predecessor Company
                       -----------        ---------------------------------------
                        8/16-12/31        1/1-8/15    December 31,   December 31,
                           1996             1996         1995           1994
                       -----------        --------    ------------   ------------
     Domestic             $(462)           $8,780       $(32,566)      $(15,975)
     Foreign                  -              (616)           372            260
                          -----            ------       --------       --------
     Total                $(462)           $8,164       $(32,194)      $(15,715)
                          =====            ======       ========       ========

     The components of income tax expense after utilization of net operating loss carryforwards are summarized below (in thousands):

                                      8/16-12/31        1/1-8/15
                                         1996             1996
                                      ----------        --------
     Provision for income taxes:
     Taxes currently payable
     -----------------------
            Federal                      $   -            $  95
            State                            -               25
            Foreign                          -               45
                                         -----            -----
            Total                        $   -            $ 165
                                         -----            -----

     Deferred taxes
     --------------
            Federal                      $   -            $ 180
            State                            -                -
                                         -----            -----
            Total                        $   -            $ 180
                                         -----            -----

      Total provision                    $   -            $ 345
                                         =====            =====

     The following is a reconciliation of income taxes calculated at the United States statutory federal income tax rate to the Company's provision for income taxes before extraordinary items (in thousands):

                                                 Reorganized
                                                   Company                            Predecessor Company
                                                 -----------          ------------------------------------------------------
                                                 8/16-12/31            1/1-8/15           December 31,          December 31,
                                                    1996                 1996                1995                  1994
                                                 -----------          ---------           ------------          ------------
     U.S. federal income tax provision
      (benefit) at statutory rate on
      income (loss) from operations                 $(157)             $ 2,776             $(11,072)             $(3,765)
     Foreign income tax provision                       -                   45                    -                  185
     Nondeductible reorganization expenses              -                1,414                    -                    -
     Sale of Puerto Rico subsidiary                     -               (5,742)                   -                    -
     Increase (decrease) in deferred
      tax asset valuation allowance                   144                1,663               11,072                3,765
     Other, net                                        13                  189                    -                    -
                                                    -----              -------             --------              -------
     Provision (benefit) for income taxes           $   -              $   345             $      -              $   185
                                                    =====              =======             ========              =======

     At December 31, 1996 and December 31, 1995, the approximate amounts of deferred tax assets and deferred tax liabilities resulting from temporary differences and carryforwards were as follows (in thousands):

                                                                                          Reorganized          Predecessor
                                                                                            Company              Company
                                                                                             as of               as of
                                                                                          December 31,         December 31,
                                                                                             1996                 1995
                                                                                          ------------         ------------
     Current deferred tax assets and (liabilities):
       Difference in inventory basis                                                        $ 1,001              $    880
       Deferred compensation, pension and other arrangements                                     61                   169
       Accrued vacation and sick pay                                                            759                   814
       Accrued expenses                                                                         788                   811
       Reserve for Workers' Compensation                                                      1,362                 1,729
       Coupon reserve                                                                         1,149                   221
       Capital lease expense                                                                   (202)                 (829)
       Restructuring charges                                                                    363                   548
       Other                                                                                    181                   579
                                                                                            -------              --------
                                                                                            $ 5,462              $  4,922
     Less: Valuation allowance                                                               (5,462)               (4,922)
                                                                                            -------              --------
     Net current deferred tax assets and (liabilities)                                      $     -              $      -
                                                                                            =======              ========
     Non-current deferred tax assets and (liabilities):
       Net operating loss carryforward                                                      $ 4,756              $ 28,415
       Accelerated depreciation and amortization                                              4,378                  (410)
       Other (including AMT credit carryforwards)                                               133                  (212)
                                                                                            -------              --------
                                                                                            $ 9,267              $ 27,793
     Less: Valuation allowance                                                               (9,267)              (27,793)
                                                                                            -------              --------
     Net non-current deferred tax assets and (liabilities)                                  $     -              $      -
                                                                                            =======              ========

     During 1996, the deferred tax asset decreased by $17,986 resulting primarily from the tax effect of a reduction in the domestic tax operating loss carryforwards due to cancellation of indebtedness in connection with the bankruptcy reorganization and the taxable income for the period ended August 15, 1996. This decrease was partially offset by the tax effect of the write-down of property, equipment, intangibles and other assets to current market value pursuant to SOP 90-7. Due to the uncertainty as to the realizability of the deferred tax assets, the Company has established valuation allowances in accordance with SFAS 109 to reduce the asset.

     Internal Revenue Code Sections 382 and 383 impose a limitation on the usage of pre-reorganization domestic tax return net operating loss (NOL) carryforwards and other tax attributes when there is a change of ownership. A change of ownership resulted from the bankruptcy reorganization on August 15, 1996. At December 31, 1996, the Company had a pre-reorganization federal tax return NOL carryforward of approximately $13.5 million available to offset future taxable income. The usage of this pre-reorganization NOL carryforward is limited to $3.1 million a year because of the change of ownership. In addition, the Company had a NOL carryforward of approximately $0.6 million attributable to the post-reorganization period that is not subject to limitation. The NOL carryforwards will expire from 2010 to 2011. The alternative minimum tax credit, although subject to the change of ownership limitation, has no expiration date.

     To the extent the Company realizes a tax benefit as a result of future reductions in the valuation allowance related to the utilization of pre-reorganization deferred tax assets, the fresh start accounting rules of SOP 90-7 provide for the reporting of such benefits first by reducing identifiable intangible assets existing at the date of the fresh start and then, once those assets are reduced to zero, by increasing equity. These tax benefits will not reduce income tax expense. However, the Company will realize a cash benefit from utilization of the "pre-reorganization benefits" against any future tax liabilities.

(12) CAPITAL STOCK
     -------------

     The certificate of incorporation in Delaware authorizes 6,000,000 shares of $.01 per value common stock.

     Upon Consummation of the Plan, WB Bottling Corporation, a privately held Delaware corporation and previously the sole shareholder of BGAC, was granted the right to purchase from the Company (the "Warrant"), 263,158 shares of common stock subject to adjustment as defined, exercisable at an amount per share based upon a formula, as defined. The Warrants are exercisable until December 31, 2001.

(13) STOCK COMPENSATION PLANS
     ------------------------

     As part of the Reorganization, options to purchase 319,149 shares of common stock, subject to adjustment as defined, were authorized to be granted to certain members of management of the Company. The purchase price per share is determined based upon a formula defined in the Management Option Agreement. The non-qualified options expire December 31, 2001. On January 30, 1997, the authorized options were granted to certain members of management.

     On January 30, 1997, the Board of Directors of the Company adopted the Stock Option Plan (the "Plan"). In January 1997, options to purchase 417,693 shares of common stock were granted under the Option Plan. The option exercise price per share of common stock is $8.00.

(14) SEGMENT DATA
     ------------

     The Company's subsidiaries operate in the beverage production and distribution business in two separate geographic segments. Information about the Company's operations in these two geographic segments is summarized below (in thousands):

                            Reorganized
                              Company                   Predecessor Company
                             ----------       -----------------------------------------
                             8/16-12/31       1/1-8/15      December 31,   December 31,
                               1996             1996           1995            1994
                             ----------       ---------     ------------   ------------
     Net Sales
        United States         $ 91,647         $164,909       $314,469        $343,632
        Puerto Rico                  -           37,935         82,256          70,208
                              --------         --------       --------        --------
                              $ 91,647         $202,844       $396,725        $413,840
                              ========         ========       ========        ========

     Operating Profit
        United States         $    326         $ (2,051)      $(14,339)       $  1,290
        Puerto Rico                  -            1,788          4,992           4,526
                              --------         --------       --------        --------
                              $    326         $   (263)      $ (9,347)       $  5,816
                              ========         ========       ========        ========

     Identifiable Assets
        United States         $121,370         $120,641       $140,931        $194,545
        Puerto Rico                  -                -         51,202          49,289
                              --------         --------       --------        --------
                              $121,370         $120,641       $192,133        $243,834
                              ========         ========       ========        ========

(15) SUBSEQUENT EVENT
     ----------------

     On February 28, 1997, Seven-Up/RC entered into an Agreement and Plan of Merger (the "Merger Agreement") with Dr Pepper Bottling Company of Texas ("Dr Pepper Bottling") whereby DPB Acquisition Corp., a wholly-owned subsidiary of Dr Pepper Bottling (the "Purchaser") has made an offer to purchase all the issued and outstanding shares of the Company for $12.00 per share (the "Offer"). The Offer is conditioned upon, among other things,
     (i) there being validly tendered and not withdrawn prior to the expiration date for the Offer that number of shares of Common Stock which would represent, on a fully-diluted basis, at least 65% of the outstanding Common Stock, (ii) receipt by the Purchaser of sufficient funds from its financing sources, and (iii) the receipt of certain identified consents.

           SEVEN-UP/RC BOTTLING COMPANY OF SOUTHERN CALIFORNIA, INC.

                Schedule II - Valuation and Qualifying Accounts
                         (Dollar amounts in thousands)


                                            Balance at                                    Balance at
                                            Beginning                                       End of
                                            of Period      Additions      Deductions        Period
                                            ---------      ---------      ----------      ----------
Allowance for doubtful accounts
   For the period August 16, through
     December 31, 1996                       $2,070          $  245         $  (378)        $1,937
                                             ======          ======         =======         ======

Allowance for doubtful accounts
   For the period January 1, through
     August 15, 1996                         $1,814          $1,299         $(1,043)        $2,070
                                             ======          ======         =======         ======

Allowance for doubtful accounts
   For the year ended December 31, 1995      $1,428          $  715         $  (329)        $1,814
                                             ======          ======         =======         ======

Allowance for doubtful accounts
   For the year ended December 31, 1994      $1,192          $1,025         $  (789)        $1,428
                                             ======          ======         =======         ======